Form 10-Q
period 1999-03-31
HUNTINGDON LIFE SCIENCES GROUP PLC
filed 1999-05-14
CIK 718083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205494


                            ------------------------


                                    FORM 10-Q



                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         COMMISSION FILE NUMBER 1-10173


                            ------------------------



                       HUNTINGDON LIFE SCIENCES GROUP plc
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ENGLAND AND WALES
                 (JURISDICTION OF INCORPORATION OR ORGANIZATION)
                                WOOLLEY ROAD, ALCONBURY, HUNTINGDON, PE17 5HS,
                            CAMBRIDGESHIRE, ENGLAND
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X                     No __

------------------------------------------------------------------------------


At March 31, 1999 291010094 Ordinary Shares of 5 pence each were outstanding.

                       HUNTINGDON LIFE SCIENCES GROUP PLC
                                      INDEX

                                TABLE OF CONTENTS

 PART I    FINANCIAL INFORMATION                                         Page

           Item 1   Financial Statements                                    3
                    Condensed Consolidated Balance Sheets at
                    March 31, 1999 and December 31, 1998                    3

                    Condensed Consolidated Statements of Income
                    for the three months ended March 31, 1999               4

                    Condensed Consolidated Statement of
                    Charges in Shareholders' Equity                         4

                    Condensed Consolidated Statements of Cash
                    Flows for the three months ended March 31, 1999         5

                    Notes to Condensed Consolidated Financial Statements    6

           Item 2   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           6


 PART II   OTHER INFORMATION

           Item 1   Legal Proceedings                                      10
           Item 2   Changes in Securities                                  10
           Item 3   Defaults upon Senior Securities                        10
           Item 4   Submission of Matters to a Vote of Security Holders    10
           Item 5   Other Information                                      10
           Item 6   Exhibits and reports on Forms 6-K and 8-K              10

                       HUNTINGDON LIFE SCIENCES GROUP PLC


PART I   FINANCIAL INFORMATION

         ITEM 1   FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,             December 31,
                                                                 1999                    1998
                                                              (pound)'000            (pound)'000

ASSETS
Current Assets:
Cash and cash equivalents                                         8,017                  14,080
Account receivable net of allowance
for uncollectables of (pound)111,000
(1998: (pound)111,000                                             7,734                   7,791
Amounts recoverable on contracts                                  4,693                   4,060
Inventories                                                       1,123                   1,137
Prepaid expenses and other                                        1,247                   1,441
Deferred income taxes                                               782                     873
                                                            ------------            ------------
Total current assets                                             23,596                  29,382
                                                            ------------            ------------

Property, Plant and Equipment:
Cost                                                            133,795                 132,552
Less accumulated depreciation and amortisation                   58,684                  57,136
                                                            ------------            ------------
                                                                 75,111                  75,416
                                                            ------------            ------------

Investments                                                         154                     154
Unamortised costs of raising long term debt                         824                     882
Deferred income taxes                                             4,863                   4,303
                                                            ------------            ------------
Total Assets                                                    104,548                 110,137
                                                            ------------            ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Trade payables, accrued expenses and accrued
payroll and benefits                                             11,122                  11,826
Short term debt                                                   2,869                   4,116
Fees invoiced in advance                                          8,098                   8,340
                                                            ------------            ------------
                                                            ------------            ------------
Total current liabilities                                        22,089                  24,282
                                                            ------------            ------------
                                                            ------------            ------------
Long term debt                                                   55,337                  54,688
                                                            ------------            ------------
                                                            ------------            ------------
Other long term liabilities                                       1,154                   2,571
                                                            ------------            ------------
                                                            ------------            ------------
Deferred income taxes                                            14,583                  15,285
                                                            ------------            ------------
Shareholders' Equity: 5p Ordinary Shares
Authorised-at March 31, 1999 400,000,000
(1998, 400,000,000)
Issued and outstanding-at March 31, 1999
291,010,294 (1998, 291,010,294)                                  14,550                  14,550
Share premium                                                     25,100                  25,100
Retained earnings                                                (28,265)                (26,339)
                                                             ------------            ------------
Total Shareholders' Equity                                        11,385                  13,311
                                                             ------------            ------------
Total Liabilities and Shareholders' Equity                       104,548                 110,137
                                                             ------------            ------------


                       HUNTINGDON LIFE SCIENCES GROUP PLC
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

--------------------------------------------------------------------------------------------
                                                          Three months ended March 31,
--------------------------------------------------------------------------------------------

                                                              1999                     1998
                                                          (pound)'000              (pound)'000
--------------------------------------------------------------------------------------------
Revenues                                                    13,383                   13,428
Cost of sales                                               11,879                   13,868
                                                            -------                  -------
Gross profit/(loss)                                          1,504                     (440)
Selling and administrative expenses                          3,057                    2,732
                                                            -------                  -------
Operating loss                                              (1,553)                  (3,172)
Interest income                                                155                       17
Interest expense                                            (1,099)                  (1,578)
Other (loss)/income                                           (600)                     554
                                                            -------                  -------
Loss before income taxes                                    (3,097)                  (4,179)
Income taxes                                                 1,171                    1,674
                                                            -------                  -------
Net loss                                                    (1,926)                  (2,505)
                                                            -------                  -------

Earnings/(loss) per share
-basic                                                     (pound)(0.007)                (pound)(0.022)
-diluted                                                         -                        -

                                                              '000                     '000

Weighted average shares outstanding
-basic                                                     291,010                  114,007
-diluted                                                         -                        -




                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                             IN SHAREHOLDERS EQUITY

                              Ordinary       Share    Retained
                                Shares     Premium    Earnings       Total
                             (pound)'000  (pound)'000 (pound)'000  (pound)'000

Balance, December 31, 1998      14,550      25,100     (26,339)     13,311
Net loss for period                  -           -      (1,926)     (1,926)
                             ----------------------------------------------
Balance, March 31, 1999         14,550      25,100     (28,265)     11,385
                             ----------------------------------------------


                       HUNTINGDON LIFE SCIENCES GROUP PLC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          March, 31         March, 31
                                                               1999              1998
                                                          (pound)'000        (pound)'000
Operating Activities:
Net loss                                                     (1,926)           (2,505)

Adjustments to reconcile net income to
net cash provided by operating activities
Depreciation and amortisation                                 1,485             1,755
Amortisation of loan costs                                       58                26
Deferred income taxes                                        (1,171)             (949)

Changes in operating assets and liabilities
net of effects from purchase of subsidiary
companies during the period:
(Increase)/decrease in accounts receivable
and prepaid expenses                                          (382)            1,929
Decrease in inventories                                          14                14
(Decrease) in accounts payable and accrued expenses,
salaries and wages and income tax                              (704)              (26)
Decrease in fees invoiced in advance                           (242)           (1,452)
Decrease in other liabilities                                (1,417)             (742)
                                                        ------------      ------------
Net cash used by operating activities                        (4,285)           (1,950)
                                                        ------------      ------------

Investing activities:
Purchase of property, plant and equipment                    (1,017)             (871)
Proceeds from sale of property, plant and equipment               -                 5
                                                        ------------      ------------
Net cash used in investing activities                        (1,017)             (866)
                                                        ------------      ------------

Financing activities:
Repayment of loan                                              (500)                -
Repayments of short term borrowings                            (747)                -
                                                        ------------      ------------
Net cash used by financing activities                        (1,247)                -
                                                        ------------      ------------

Effect of exchange rate changes on cash
and cash equivalents                                            486               (74)
Decrease in cash and cash equivalents                        (6,549)           (2,816)
Cash and cash equivalents at beginning of year               14,080               443
                                                        ------------      ------------
Cash and cash equivalents at end of year                      8,017            (2,447)
                                                        ------------      ------------

                       HUNTINGDON LIFE SCIENCES GROUP PLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Huntingdon Life Sciences plc. and subsidiaries (Huntingdon) for the years ended December 31, 1998, 1997 and 1996 included in the Annual Report on Form 20-F for the fiscal year ended December 31, 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 20-F. As a result adjustments have been made to the financial statements reported under UK GAAP for deferred taxation and holiday pay.

Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.       OVERVIEW

Huntingdon is a leading Contract Research Organisation offering world-wide pre-clinical and non-clinical testing for biological safety and efficacy assessment which is necessary for the development of pharmaceuticals and chemicals. Huntingdon serves the rapidly evolving requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that man uses, eats, and is otherwise exposed to. In addition it tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.


2.       RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared with three months ended
March 31, 1999

The increases in order volume in the latter part of 1998 following the refinancing in September 1998 continued into the first quarter of 1999. Orders for the quarter were at the highest quarterly level for two years and 20% ahead of the same period last year.
Backlog also continued to grow, and at March 31, 1999 was 5% above the year end level.

With the long term nature of many of the contracts Huntingdon undertakes the impact of this increase in order volume only feeds through gradually into revenues. Revenues for the quarter were (pound)13.4 million, the same as the corresponding period in 1998 and marginally ahead of the fourth quarter of 1998.

Cost of sales fell by 14.3% to (pound)11.9 million for the three months ended March 31, 1999 from (pound)13.9 million for the corresponding period in 1998. Huntingdon's operating capacity was reduced throughout 1998 through natural attrition and the closure of the Wilmslow Research Centre. In addition a cost reduction programme was announced by new management in December 1998. This was designed to align operations with current sales levels and is on course to produce targetted savings of (pound)6 million per year.

Selling and administration expenses rose by 11.9% to (pound)3.1 million for the three months ended March 31, 1999 from (pound)2.7 million in the corresponding period in 1998. The increase was due to increased spending on information technology and sales and marketing as Huntingdon strengthened its data collection systems and sales and marketing effort.

Net interest expense fell by 39.5% to (pound)0.9 million for the three months ended March 31, 1999 from (pound)1.6 million for the corresponding period in 1998. Expenses for the three months ended March 31, 1998 included costs of (pound)0.5 million relating to the review of borrowing facilities. The remainder of the reduction in expense was due to a combination of lower debt levels and lower interest rates.

The unrealised loss on exchange of (pound)0.6 million arose on net liabilities denominated in US dollars (primarily the Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the first quarter of 1998 sterling strengthened against the dollar resulting in a (pound)0.6 million gain on exchange.

Taxation relief on losses for the three months ended March 31, 1999 was (pound)1.2 million, representing relief at 38% compared to 40% for the corresponding period in 1998. As Huntingdon operates in both the UK and the US its effective tax rate is subject to variation from period to period due to changes in the geographic distribution of its pre tax earnings.

The overall net loss for the three months ended March 31, 1999 was (pound)2.0 million compared to (pound)2.5 million in the corresponding period in 1998. Loss per share was 0.7 pence, down from 2.2 pence last year on shares in issue of 291,010,294 (1998, 114,006,863).

3.       LIQUIDITY & CAPITAL RESOURCES

During the first quarter funds absorbed were (pound)6.1 million, which includes the impact of exchange rate movements and repayment of short term borrowings of (pound)0.8 million, reducing cash in hand and on short term deposit from (pound)14.1 million at December 31, 1998 to (pound)8.0 million at March 31, 1999. The funds were utilised as follows:-

                                                  (pound)m
Operating loss excluding depreciation                0.2
Cost reduction programme                            (1.5)
Working capital movements                           (1.0)
Interest                                            (1.5)
Capital expenditure                                 (1.0)
Loan repayments                                     (1.3)
                                                 ------------
                                                    (6.1)
                                                 ------------

During 1998 poor trading results put a heavy strain on cash resources, utilising Huntingdon's available facilities. Given the medium to long term element of many of Huntingdon's activities and the reluctance of clients to place new work until Huntingdon's finances were stabilised, Huntingdon required a substantial injection of finance to both initially restore confidence and then to fund operations during the period until Huntingdon returned to profitability.

On September 2, 1998 a Group of new investors subscribed (pound)15 million for 120 million ordinary shares whilst existing shareholders and institutional investors took up a further 57 million shares, contributing (pound)7.1 million. After expenses of (pound)1.7 million, the issue of shares raised (pound)20.4 million. On the same date Huntingdon's bankers agreed to confirm and fix Huntingdon's facilities at (pound)24.5 million until August 31, 2000. Accordingly bank debt is now shown within liabilities repayable after more than one year.

As at March 31, 1999 the bank facility is fully drawn down. Interest is payable in quarterly breaks at "LIBOR" plus 1.75% per annum in respect of drawings up to (pound)19,500,000 and LIBOR plus 1% in respect of drawings over
(pound)19,500,000. The interest rate payable at March 31, 1999 is 7.26% on (pound)19,500,000 and 6.51% on (pound)5,000,000.

The remainder of Huntingdon's long term finance is provided by Convertible Capital Bonds repayable in 2006. Bonds totalling $50 million were issued in 1991 and remained outstanding as at March 31, 1999. The Bonds carry interest at 7.5%, payable at six-monthly breaks in March and September. The conversion rate, which is based upon a fixed rate of exchange of (pound)1.00=US $1.6825 is 242.3 pence per Ordinary Share and is subject to adjustment in certain circumstances.

In addition (pound)2.8 million of the consideration payable for the purchase of the Wilmslow Research Centre (acquired in 1997) remained outstanding as at March 31, 1999. This debt bears no interest and although (pound)1.5 million is repayable in quarterly instalments during the remainder of 1999 and (pound)1.3 million is repayable in 2000, the full amount is classed as due within one year as Huntingdon's intention is to sell the site. Such a disposal would render the debt repayable upon demand.

4.       EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

In the three months to March 31, 1999 following the weakening of sterling against the US dollar, net liabilities denominated in US dollars (mainly $50 million Capital Bonds) have increased in value on consolidation to sterling. This does not affect the cashflow of Huntingdon but has increased the reported loss before tax, accounting largely for the unrealised loss on exchange of (pound)0.6 million reported in these results. This compares with an exchange gain in the first quarter of 1998 of (pound)0.6 million.

Interest on the Bonds is payable half-yearly (in March and September) in US dollars and the impact of fluctuations in the exchange rate between sterling and US dollars is offset by US dollar denominated revenues receivable by Huntingdon. Although reported results have been affected by conversion into sterling of the Bonds on consolidation and there may be an impact in the future, the Directors have decided not to hedge against this exposure. Such a hedge might impact upon Huntingdon's cash flow compared with movements on the Bonds which do not affect cash flow in the medium term.

Huntingdon operates on a worldwide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 14% of total revenues. Huntingdon has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

Whilst the UK has not at this time entered the European Monetary Union, Huntingdon has ascertained that its financial systems are capable of dealing with Euro denominated transactions. In addition upgrades which are currently underway (to ensure that the financial systems are Year 2000 compliant) will ensure that Huntingdon, if ever required to do so, will be able to report in Euro's.

5.       YEAR 2000

Many computer systems in use today were designed and developed using two digits rather than four to specify the year, or otherwise fail to deal with specific date related problems arising in the year 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilises software and related computer technologies essential to its operations that will be affected by this year 2000 issue and it has been implementing a strategy since 1996 to replace its computer infrastructure and software applications to ensure that all critical services and controls will operate efficiently on and after January 1, 2000. Additionally an audit of equipment and machinery has been conducted and remedial actions relating to year 2000 issues are being taken.

The operations of the Company's business depends not only on its own systems, but also to a certain extent on those of its suppliers and in appropriate cases formal assurance is being sought from them.

However, there can be no assurance that the Year 2000 problem, even after giving effect to the implementation of these measures and applicable contingency plans, will not occur and that such an occurrence could have a material adverse impact on the Company's business, financial conditions, results of operations and cash flows.

The Company currently estimates that the amounts that have or will be expensed as incurred over the three year period to December 31, 2000 will total between (pound)0.8 million and (pound)1.0 million. The amounts that will be capitalised will be primarily incurred in two years to December 31, 1999 and are estimated at (pound)2.1 million.


This announcement contains statements that may be forward-looking as defined by the USA's Private Litigation Reform Act of 1995. These statements are based largely on Huntingdon's expectations and are subject to a number of risks and uncertainties, certain of which are beyond Huntingdon's control, as more fully described in Huntingdon's Form 20-F as filed with the US Securities and Exchange Commission.

                       HUNTINGDON LIFE SCIENCES GROUP PLC
                                OTHER INFORMATION


PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

                  None

ITEM 2   CHANGES IN SECURITIES

                  None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5   OTHER INFORMATION

                  None

ITEM 6   EXHIBITS AND REPORTS ON FORMS 6-K AND 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999 since it is domiciled in the UK and was a foreign private issuer at that time.

         The Company filed a Report of a Foreign Private Issuer on Form
         6-K  with  the  SEC  on  January  13,  1999,   announcing  the
         appointment of a new finance director.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       HUNTINGDON LIFE SCIENCES GROUP plc
                                  (Registrant)


By:       /s/ Julian T. Griffiths

Name:    Julian T Griffiths

Title:   Finance Director

Date:    May 13, 1999