Form 10-Q
period 1999-06-30
HUNTINGDON LIFE SCIENCES GROUP PLC
filed 1999-08-06
CIK 718083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205494


                            ------------------------


                                    FORM 10-Q



                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999

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



At June 30, 1999,  291,010,294 Ordinary Shares of 5 pence each were outstanding.

                               TABLE OF CONTENTS


 PART I    FINANCIAL INFORMATION                                       Page

     Item 1    Financial Statements                                      3
               Condensed Consolidated Balance Sheets at June 30, 1999
               and December 31, 1998                                     3
               Condensed Consolidated Statements of Income for the
               three and six months ended June 30, 1999                  4
               Condensed Consolidated Statement of Changes
               in Shareholders' Equity                                   4

               Condensed Consolidated Statements of Cash Flows for
               the six months ended June 30, 1999                        5
               Notes to Condensed Consolidated Financial Statements      6
     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       6


 PART II    OTHER INFORMATION
            Item 1      Legal Proceedings                               12
            Item 2      Changes in Securities                           12
            Item 3      Defaults upon Senior Securities                 12
            Item 4      Submission of Matters to a Vote of
                        Security Holders                                12
            Item 5      Other Information                               14
            Item 6      Exhibits and reports on Form 8-K                14

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                             June 30,   December 31,
                                                                                     1999       1998
                                                                                 (pound)'000  (pound)'000

Current Assets:
Cash and cash equivalents                                                            6,697      14,080
Accounts receivable net of allowance for uncollectables
of(pound)69,000 (1998: (pound)111,000)                                               8,168       7,791

Amounts recoverable on contracts                                                     5,134       4,060
Inventories                                                                          1,371       1,137
Prepaid expenses and other                                                           1,963       1,441
Deferred income taxes                                                                  848         873
                                                                                  --------    --------
Total current assets                                                                24,181      29,382
                                                                                  --------    --------

Property, Plant and Equipment:
Cost                                                                               134,619     132,552
Less accumulated depreciation and amortisation                                      60,218      57,136
                                                                                  --------    --------
                                                                                    74,401      75,416
                                                                                  --------    --------

Investments                                                                            154         154
Unamortised costs of raising long term debt                                            746         882
Deferred income taxes                                                                4,947       4,303
                                                                                  --------    --------
Total Assets                                                                       104,429     110,137
                                                                                  --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Trade payables, accrued expenses and accrued payroll and benefits                   13,565      11,826
Short term debt                                                                      2,369       4,116
Fees invoiced in advance                                                             7,964       8,340
                                                                                  --------    --------
                                                                                  --------    --------
Total current liabilities                                                           23,898      24,282
                                                                                  --------    --------
                                                                                  --------    --------
Long term debt                                                                      55,952      54,688
                                                                                  --------    --------
                                                                                  --------    --------
Other long term liabilities                                                            737       2,571
                                                                                  --------    --------
                                                                                  --------    --------
Deferred income taxes                                                               14,147      15,285
                                                                                  --------    --------
Shareholders' Equity: 5p Ordinary Shares
Authorised-at June 30, 1999 400,000,000 (1998, 400,000,000)
Issued and outstanding-at June 30, 1999 291,010,294 (1998, 291,010,294)             14,550      14,550
Share premium                                                                       25,100      25,100
Retained earnings                                                                  (29,955)    (26,339)
                                                                                  --------    --------
Total Shareholders' Equity                                                           9,695      13,311
                                                                                  --------    --------
Total Liabilities and Shareholders' Equity                                         104,429     110,137
                                                                                  --------    --------



              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                      Three months ended                    Six months ended
                                                    June 30,                                   June 30
                                                     1999              1998               1999           1998
                                                (pound)'000          (pound)'000       (pound)'000'     (pound)'000
Revenues                                            14,283             13,051             27,666             26,479
Cost of sales                                       12,858             14,157             25,329             28,634
                                          -----------------   ----------------   ----------------     --------------
Gross profit/(loss)                                  1,425            (1,106)              2,337            (2,155)
Selling and administrative expenses                  2,229              2,097              4,694              4,220
                                          -----------------   ----------------   ----------------     --------------
Operating loss                                       (804)            (3,203)            (2,357)            (6,375)
Interest income                                         83                168                238                185
Interest expense                                   (1,087)            (1,276)            (2,186)            (2,854)
Other (loss)/income                                  (468)              (248)            (1,068)                306
                                          -----------------   ----------------   ----------------     --------------
Loss before income taxes                           (2,276)            (4,559)            (5,373)            (8,738)
Income taxes                                           586              1,421              1,757              3,095
                                          -----------------   ----------------   ----------------     --------------
Net loss                                           (1,690)            (3,138)            (3,616)            (5,643)
                                          -----------------   ----------------   ----------------     --------------

Loss per share (pence)
-basic and diluted                                     0.6                2.8                1.2                4.9

Loss per ADR (cents)
-basic and diluted                                     4.7               22.7               10.1               40.8

                                                  (pound)'000        (pound)'000        (pound)'000        (pound)'000
Weighted average shares outstanding
-basic and diluted                                 291,010            114,007            291,010            114,007


            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS EQUITY


                             (pound)'000  (pound)'000  (pound)'000  (pound)'000

Balance, December 31, 1998    14,550        25,100      (26,339)       13,311
Net loss for period                -             -       (3,616)      (3,616)
                              ------        ------      --------       ------
Balance, June 30, 1999        14,550        25,100      (29,955)        9,695
                              ------        ------      --------       ------

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six months ended June 30,
                                                                              1999                1998
                                                                       (pound)'000         (pound)'000
Operating activities:
Net loss                                                                   (3,616)             (5,643)

Adjustments to reconcile net income to net cash provided
   by operating activities
Depreciation and amortisation                                                2,970               3,291
Amortisation of loan costs                                                     136                  69
Exchange losses                                                                875                 192
Deferred income taxes                                                      (1,757)             (2,556)

Changes in operating  assets and  liabilities  net of effects from purchase of subsidiary companies during the period:
(Increase)/decrease in accounts receivable and prepaid expenses            (1,973)               1,662
(Increase)/decrease in inventories                                           (234)                   9
Increase in accounts payable and accrued expenses,                           1,739               1,327
   salaries and wages and income taxes
Decrease in fees invoiced in advance                                         (376)             (1,520)
Decrease in other liabilities                                              (1,834)               (754)
                                                                     --------------        ------------
Net cash used by operating activities                                      (4,070)             (3,923)
                                                                     --------------        ------------

Investing activities:
Purchase of property, plant and equipment                                  (1,566)             (1,174)
Proceeds from sale of property, plant and equipment                              -                   5
                                                                     --------------        ------------
Net cash used in investing activities                                      (1,566)             (1,169)
                                                                     --------------        ------------
Financing activities:
Repayment of loan                                                          (1,000)                   -
Repayments of short term borrowings                                          (747)                   -
                                                                     --------------        ------------
Net cash used by financing activities                                      (1,747)                   -
                                                                     --------------        ------------
Decrease in cash and cash equivalents                                      (7,383)             (5,092)
Cash and cash equivalents at beginning of year                              14,080                 443
                                                                     --------------        ------------
Cash and cash equivalents at end of year                                     6,697             (4,649)
                                                                     --------------        ------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Huntingdon Life Sciences plc. and subsidiaries (Huntingdon) for the years ended December 31, 1998, 1997 and 1996 included in the Annual Report on Form 20-F for the fiscal year ended December 31, 1998. Operating results for the three month and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 20-F. As a result adjustments have been made to the financial statements reported under UK GAAP for deferred taxation and holiday pay.

LOSS PER SHARE/ADR

Loss per ADR is calculated using an exchange rate of $1.62 =(pound)1.00 (1998 $1.65 =(pound)1.00). Each ADR represents five Ordinary Shares.

The exercise of outstanding share options and the Capital Bonds would be antidilutive and therefore basic and diluted loss per share are the same.


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


2.       RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared with three months ended
June 30, 1999

The increases in order volume following the refinancing in September 1998 were maintained in the second quarter of 1999. Orders for the quarter were ahead of the first quarter and 20% ahead of the same period last year.

The impact of higher order levels started to feed through into revenues in the quarter. Revenues for the quarter were (pound)14.3 million, 9.4% ahead of revenues for the second quarter of 1998 of (pound)13.1 million, and 6.7% ahead of revenues for the first quarter of 1999.

Cost of sales fell by 9.2% to (pound)12.9 million for the three months ended June 30, 1999 from (pound)14.2 million for the corresponding period in 1998 despite the increase in revenues. Huntingdon's operating capacity was reduced throughout 1998 through natural attrition and the closure of the Wilmslow Research Centre. In addition a cost reduction programme was announced by new management in December 1998. This was designed to align operations with current sales levels and is on course to produce targetted savings of (pound)6 million per year.

Selling and administration expenses rose by 6.3% to (pound)2.2 million for the three months ended June 30, 1999 from (pound)2.1 million in the corresponding period in 1998. The increase was due to increased spending on sales and marketing as Huntingdon strengthened sales and marketing effort and additional costs of providing for retirement benefits.

Net interest expense fell by 9.4% to (pound)1.0 million for the three months ended June 30, 1999 from (pound)1.1 million for the corresponding period in 1998. The reduction in expense was due to a combination of lower net debt and lower interest rates.

The unrealised loss on exchange of (pound)0.5 million arose on net liabilities denominated in US dollars (primarily the Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the second quarter of 1998 sterling also weakened against the dollar resulting in a (pound)0.2 million loss on exchange.

Taxation relief on losses for the three months ended June 30, 1999 was (pound)0.6 million, representing relief at 26% compared to 31% for the corresponding period in 1998.

A reconciliation between the UK corporation tax rate and the effective rate of income tax relief on losses before income taxes is shown below:-

                                               Three months ended June 30,
                                                 1999                1998
    UK statutory rate                             30                  31
    Exchange loss not taxable                     (4)                 (2)
    Prior year adjustments                         -                   1
    Increase in taxes arising from effect
    of foreign earnings                            -                   1
    Effective tax rate                            26                  31

The overall net loss for the three months ended June 30, 1999 was (pound)1.7 million compared to (pound)3.1 million in the corresponding period in 1998. Loss per share was 0.6 pence, down from 2.8 pence last year on shares in issue of 291,010,294 (1998, 114,006,863).

Six months ended June 30, 1998 compared with six months ended June 30, 1999.

Revenues for the six months ended June 30, 1999 were (pound)27.7 million an increase of 4.5% on revenues of (pound)26.5 million for the six months ended June 30, 1998. The impact of increases in order volume following the refinancing in September 1998 started to feed through to revenues in the second quarter, first quarter revenues were the same as the first quarter of 1998.

Cost of sales for the six months ended June 30, 1999 were (pound)25.3 million a reduction of 11.5% on cost of sales of (pound)28.6 million for the six months ended June 30, 1998. Huntingdon's operating capacity was reduced throughout 1998 through natural attrition and the closure of the Wilmslow Research Centre. In addition a cost reduction programme was announced by new management in December 1998. This was designed to align operations with current sales levels and is on course to produce targetted savings of (pound)6 million per year.

Selling and administration expenses for the six months ended June 30, 1999 were (pound)4.7 million an increase of 11.2% on selling and administration expenses of (pound)4.2 million for the six months ended June 30, 1998. The increase was due to increased expenditure on sales and marketing as Huntingdon strengthened its sales and marketing effort and additional costs of providing for retirement benefits.

Net interest expense fell by 27% to (pound)1.9 million for the six months ended June 30, 1999 from (pound)2.7 million for the corresponding period in 1998. Interest expense for the six months ended June 30, 1998 included costs of (pound)0.5 million relating to the review of borrowing facilities. The remainder of the reduction in expense was due to a combination of lower net debt and lower interest rates.

The unrealised loss on exchange of (pound)1.1 million arose on net liabilities denominated in US dollars (primarily the Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the first six months of 1998 sterling strengthened against the dollar resulting in a (pound)0.3 million gain on exchange.

Taxation relief on losses for the six months ended June 30, 1999 was (pound)1.8 million representing relief at 33% compared to 35% for the corresponding period in 1998.

A reconciliation between the UK Corporation tax rate and the effective rate of income tax relief on losses before income taxes is shown below:-

                                                   Six months ended June 30,
                                                    1999            1998
     UK statutory rate                               30              31
     Exchange (loss)/gain not taxable                (8)              2
     Prior year adjustments                           -               1
     Effect of reduction in UK tax rate on
     deferred tax                                    10               -
     Increase in taxes arising from effect of
     foreign earnings                                 1               1
     Effective tax rate                              33              35

The overall net loss for the six months ended June 30, 1999 was (pound)3.6 million compared to (pound)5.6 million in the corresponding period in 1998. Loss per share was 1.2 pence down from 4.9 pence last year on shares in issue of 291,010,294 (1998 114,006,863).

3.       LIQUIDITY & CAPITAL RESOURCES

During the six months ended June 30, 1999 funds absorbed were (pound)7.4 million, which includes the impact of exchange rate movements and repayment of short term borrowings of (pound)0.8 million, reducing cash in hand and on short term deposit from (pound)14.1 million at December 31, 1998 to (pound)6.7 million at June 30, 1999. The funds were utilised as follows:-

                                         Three months ended    Six months ended
                                        March 31    June 30         June 30
                                        (pound)m   (pound)m        (pound)m

Operating loss excluding depreciation      0.2          0.7           0.9
Cost reduction programme                  (1.5)        (0.6)         (2.1)
Working capital movements                 (1.0)         -            (1.0)
Interest                                  (1.5)        (0.3)         (1.8)
Capital expenditure                       (1.0)        (0.6)         (1.6)
Loan repayments                           (1.3)        (0.5)         (1.8)
                                       ------------ ----------     ----------
                                          (6.1)        (1.3)         (7.4)
                                       ------------ ----------     ----------

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

As at June 30, 1999 the bank facility is fully drawn down. Interest is payable in quarterly breaks at "LIBOR" plus 1.75% per annum in respect of drawings up to (pound)19,500,000 and LIBOR plus 1% in respect of drawings over
(pound)19,500,000. The interest rate payable at June 30, 1999 is 7.14% on (pound)19,500,000 and 6.39% on (pound)5,000,000.

The remainder of Huntingdon's long term finance is provided by Convertible Capital Bonds repayable in 2006. Bonds totalling $50 million were issued in 1991 and remained outstanding as at June 30, 1999. The Bonds carry interest at 7.5%, payable at six-monthly breaks in March and September. The conversion rate, which is based upon a fixed rate of exchange of (pound)1.00=US $1.6825 is 242.3 pence per Ordinary Share and is subject to adjustment in certain circumstances.

In addition (pound)2.3 million of the consideration payable for the purchase of the Wilmslow Research Centre (acquired in 1997) remained outstanding as at June 30, 1999. This debt bears no interest and although (pound)1.0 million is repayable in quarterly instalments during the remainder of 1999 and (pound)1.3 million is repayable in 2000, the full amount is classed as due within one year as Huntingdon's intention is to sell the site. Such a disposal would render the debt repayable upon demand. Huntingdon has exchanged contracts for the sale of the Wilmslow Research Centre for completion on September 1, 1999. If this sale is completed this debt will be repaid on September 1, 1999.

4.       EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

In the six months to June 30, 1999 following the weakening of sterling against the US dollar, net liabilities denominated in US dollars (primarily the Capital Bonds of $50 million) have increased in value on consolidation to sterling. This does not affect the cashflow of Huntingdon but has increased the reported loss before tax, accounting largely for the unrealised loss on exchange of (pound)1.1 million reported in these results. This compares with an exchange gain in the six months to June 30, 1998 of (pound)0.3 million.

Interest on the Bonds is payable half-yearly (in March and September) in US dollars and the impact of fluctuations in the exchange rate between sterling and US dollars is offset by US dollar denominated revenues receivable by Huntingdon. Although reported results have been affected by conversion into sterling of the Bonds on consolidation and there may be an impact in the future, Management has decided not to hedge against this exposure. Such a hedge might impact upon Huntingdon's cash flow compared with movements on the Bonds which do not affect cash flow in the medium term.

Huntingdon operates on a world-wide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 14% of total revenues. Huntingdon has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

Whilst the UK has not at this time entered the European Monetary Union, Huntingdon has ascertained that its financial systems are capable of dealing with Euro denominated transactions. In addition upgrades which are currently underway (to ensure that the financial systems are Year 2000 compliant) will ensure that Huntingdon, if ever required to do so, will be able to report in Euro's.

5.       YEAR 2000

Many computer systems in use today were designed and developed using two digits rather than four to specify the year, or otherwise fail to deal with specific date related problems arising in the year 2000. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. Huntingdon utilises software and related computer technologies essential to its operations that will be affected by this year 2000 issue and it has been implementing a strategy since 1996 to replace its computer infrastructure, software applications and equipment to ensure that all critical services and controls will operate efficiently on and after January 1, 2000.

State of readiness

The strategy is broken down into a number of key phases.  These are as follows:

o   Confirmatory audit of all software, electronic and electrical equipment.
o Questionnaires sent to all known suppliers of software, electronic and electrical equipment for information on status of Year 2000 compliance supported by supplier audits where appropriate.
o Assessment of all software, electronic and electrical equipment to identify those critical to the business o Testing of items identified as critical to the business for Year 2000 compliance, where practical.
o Corrective actions to ensure items are Year 2000 compliant, including contingency plans where appropriate.

Huntingdon is currently completing the testing of items identified as critical to the business and implementing corrective actions, including contingency programmes. The process is due for completion in October 1999.

However, there can be no assurance that the Year 2000 problem, even after giving effect to the implementation of these measures and applicable contingency plans, will not occur and such an occurrence could have a material adverse impact on Huntingdon's business, financial condition, results of operations and cash flows.

Risk of Year 2000 problems

Huntingdon has identified the following major potential risks resulting from Year 2000 problems. All would result in disruption to existing and future studies and have an adverse impact on the health and well being of animals. The subsequent impact on business and cash flow could have a material adverse effect on Huntingdon's financial condition.

o    The loss of power and utility services
o The inability to obtain timely and sufficient laboratory supplies and animal feed
o The failure or malfunction of computer hardware, software and technology embedded in scientific and other equipment.

In addition major disruption to customers' business due to Year 2000 problems could have a major impact on Huntingdon's cashflows and financial condition.

Huntingdon currently estimates that the amounts that have or will be expensed as incurred over the three year period to December 31, 2000 will total between (pound)0.8 million and (pound)1.0 million. The amounts that will be capitalised will be primarily incurred in the two years to December 31, 1999 and are estimated at (pound)2.1 million.

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

                                OTHER INFORMATION


PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   CHANGES IN SECURITIES

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual General Meeting of Shareholders of the Company was held on June 3, 1999.

     (b) The matters voted upon at the Annual General Meeting and the results of the voting as to each such matter are set forth below:

        (i)   The election of Mr Andrew Baker as a Director of the Company

              Votes for:  137,062,030
              Votes against:  569,714

              The election of Mr Brian Cass as a Director of the Company

              Votes for:  137,072,207
              Votes against:  569,537

              The election of Dr Frank Bonner as a Director of the Company

              Votes for:  169,404,700
              Votes against:  579,716

              The election of Mr Julian Griffiths as a Director of the Company

              Votes for:  169,401,461
              Votes against:  580,955

              The election of Mr Roger Pinnington as a Director of the Company

              Votes for:  169,383,236
              Votes against:  591,180

              Professor  John   Caldwell's  term  of  office  as  a Director
              continued after the meeting.

        (ii) The appointment of Deloitte & Touche as auditors of the Company and the authorisation of the Directors to fix their remuneration

              Votes for:  169,471,900
              Votes against:  533,516

        (iii) The receipt and adoption of the Report and Accounts for the year ended 31 December 1998

              Votes for:  169,463,307
              Votes against:  546,882

        (iv) The amendment of the Rules of the Huntingdon Life Sciences Group Unapproved Share Option Scheme.

              Votes for:  167,474,671
              Votes against:  2,503,932

        (v) The approval and adoption of the Rules of the Huntingdon Life Sciences Group plc Sharesave Scheme and the authorisation of any two Directors and the Company Secretary to make amendments to those Rules and do all acts and things which they consider necessary or expedient to obtain Inland Revenue approval.

              Votes for:  169,179,895
              Votes against:  790,521

        (vi) The approval and adoption of the Rules of the Huntingdon Life Sciences Group plc Incentive Option Plan and the authorisation of any two Directors and the Company Secretary to do all acts and things which they consider necessary or expedient to implement the Plan.

              Votes for:  169,149,193
              Votes against:  834,411

       (vii) The authorisation, subject to certain provisos, of the Directors in accordance with Section 80 of the Companies Act 1985 to exercise all powers of the Company to allot relevant securities up to an aggregate nominal amount of (pound)5,449,485.30

              Votes for:  169,086,922
              Votes against:  903,994

     (viii) The empowerment, subject to certain provisos, of the Directors pursuant to Section 95 of the Companies Act 1985 to allot equity securities for cash pursuant to the authority conferred by the resolution above as if
              Section 89(1) of the said Act did not apply

              Votes for:  169,215,993
              Votes against:  761,923

      (ix) The amendment of the Articles of Association to comply with the requirements of the Listing Rules of the London Stock Exchange and to reflect current practice.

              The only substantive amendment to the Articles of Association is to Article 70(B). Under the previous Articles, the registered holder of shares could lose his rights to vote in respect of the shares held if and for so long as he or any other person appearing to be interested in those shares failed to comply with a request by the Company under the Act requiring him to give particulars of any interest in those shares within 28 days. This period reduced to 14 days and, there is a further provision that, in the case of shareholdings representing 0.25 per cent or more, in nominal amount, of the share capital of the Company then in issue, or any class thereof, the sanctions which may be applied by the Company include not only disenfranchisement but also the withholding of the right to receive payment of dividends and other monies payable on, and restrictions on transfers of, the shares concerned.

              Votes for:  166,910,264
              Votes against:  3,064,027


ITEM 5.       OTHER INFORMATION

On July 12, 1999 the Company exchanged contracts for the sale of Wilmslow Research Centre, Cheshire, England ("WRC") to J.S.Bloor (Tamworth) Ltd. for the cash sum of (pound)4.25M (net book value (pound)2.45M) with a completion date of September 1, 1999. The net sale proceeds will be utilized to repay loans.

The Company closed WRC in October 1998 and transferred the assets and business to its other research centres.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT No.   DESCRIPTION OF EXHIBIT

3.       Memorandum and Articles of Association dated June 3, 1999.

10. Contract made between the Company and J. S. Bloor (Tamworth) Limited dated July 12, 1999 relating to the sale of Wilmslow Research Centre.

(ii) The Company filed a Form 8-K with the SEC on July 14, 1999, announcing the resignation of Arthur Andersen as auditors and the engagement of Deloitte & Touche.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       HUNTINGDON LIFE SCIENCES GROUP plc
                                  (Registrant)

By:      /s/ Julian T. Griffiths
Name:    Julian T Griffiths
Title:   Finance Director
Date:    August 6, 1999