Form 10-Q
period 1999-09-30
HUNTINGDON LIFE SCIENCES GROUP PLC
filed 1999-11-15
CIK 718083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205494


                            ------------------------


                                    FORM 10-Q



                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

                       Yes X                     No __





At September 30, 1999, 291,010,294 Ordinary Shares of 5 pence each were outstanding.

TABLE OF CONTENTS


 PART I   FINANCIAL INFORMATION
                                                                          Page

 Item 1   Financial Statements                                              3
          Condensed Consolidated Balance Sheets at September 30, 1999       3
          and December 31, 1998
          Condensed Consolidated Statements of Income for the three and 4 nine months ended September 30, 1999
          Condensed Consolidated Statement of Changes in Shareholders'      4
          Equity
          Condensed Consolidated Statements of Cash Flows for the nine 5 months ended September 30, 1999
          Notes to Condensed Consolidated Financial Statements              6
 Item 2   Management's Discussion and Analysis of Financial Condition       6
          and Results of Operations

 PART II  OTHER INFORMATION

  Item 1  Legal Proceedings                                                13
  Item 2  Changes in Securities                                            13
  Item 3  Defaults upon Senior Securities                                  13
  Item 4  Submission of Matters to a Vote of Security Holders              13
  Item 5  Other Information                                                13
  Item 6  Exhibits and reports on Form 8-K                                 13

PART I

FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                         September 30,       December 31,
                                                                                        1999               1998
                                                                                 (pound)'000        (pound)'000

Current Assets:
Cash and cash equivalents                                                              4,630             14,080
Accounts receivable net of allowance for uncollectable
of(pound)69,000 (1998:  (pound)111,000)                                                8,301              7,791

Amounts recoverable on contracts                                                       5,002              4,060
Inventories                                                                            1,065              1,137
Prepaid expenses and other                                                             1,067              1,441
Deferred income taxes                                                                    820                873
                                                                            -----------------    ---------------
Total current assets                                                                  20,885             29,382
                                                                            -----------------    ---------------
Property, Plant and Equipment:
Cost                                                                                 122,401            132,552
Less accumulated depreciation and amortisation                                        52,940             57,136
                                                                            -----------------    ---------------
                                                                                      69,461             75,416
                                                                            -----------------    ---------------
Investments                                                                              154                154
Unamortised costs of raising long term debt                                              719                882
Deferred income taxes                                                                  5,278              4,303
                                                                            -----------------    ---------------
Total Assets                                                                          96,497            110,137
                                                                            -----------------    ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Trade payables, accrued expenses and accrued payroll and benefits                     11,324             11,826
Short term debt                                                                       22,469              4,116
Fees invoiced in advance                                                               7,371              8,340
                                                                            -----------------    ---------------
Total current liabilities                                                             41,164             24,282
                                                                            -----------------    ---------------

Long term debt                                                                        30,451             54,688
                                                                            -----------------    ---------------

Other long term liabilities                                                              538              2,571
                                                                            -----------------    ---------------

Deferred income taxes                                                                 13,765             15,285
                                                                            -----------------    ---------------
Shareholders' Equity: 5p Ordinary Shares
Authorised-at September 30, 1999 400,000,000 (1998, 400,000,000)
Issued and outstanding-at September 30, 1999 291,010,294 (1998,                       14,550             14,550
291,010,294)

Share premium                                                                         25,100             25,100
Retained earnings                                                                   (29,071)           (26,339)
                                                                            -----------------    ---------------
Total Shareholders' Equity                                                            10,579             13,311
                                                                            -----------------    ---------------
Total Liabilities and Shareholders' Equity                                            96,497            110,137
                                                                            -----------------    ---------------


              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                  Three months ended                        Nine months ended
                                                     September 30,                             September 30,
                                                      1999               1998               1999               1998
                                               (pound)'000        (pound)'000        (pound)'000        (pound)'000

Revenues                                            15,035             13,063             42,701             39,542
Cost of sales                                     (13,115)           (13,943)           (38,441)           (42,228)
                                          -----------------   ----------------   ----------------     --------------
Gross profit/(loss)                                  1,920              (880)              4,260            (2,686)
Selling and administrative expenses                (2,099)            (2,308)            (6,793)            (6,877)
Other operating income                                 522                  0                522                  0
                                          -----------------   ----------------   ----------------     --------------
Operating profit/(loss)                                343            (3,188)            (2,011)            (9,563)
Interest income                                         62                156                300                341
Interest expense                                   (1,070)            (1,751)            (3,256)            (4,605)
Other income/(loss)                                    833                433              (235)                739
                                          -----------------   ----------------   ----------------     --------------
Profit/(loss) before income taxes                      168            (4,350)            (5,202)           (13,088)
Income taxes                                           713              1,972              2,470              5,318
                                          -----------------   ----------------   ----------------     --------------
Net profit/(loss)                                      881            (2,378)            (2,732)            (7,770)
                                          -----------------   ----------------   ----------------     --------------

Earnings/(Loss) per share (pence)
-basic and diluted                                     0.3              (1.4)              (0.9)              (5.9)

Earnings/(Loss) per ADR (dollars)
-basic and diluted                                    0.02             (0.12)             (0.08)             (0.48)

                                                      '000               '000               '000               '000
Weighted average shares outstanding
- basic                                            291,010            166,524            291,010            131,577

- diluted                                          293,721            166,524            291,010            131,577




                             UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY


                                                          Ordinary              Share       Retained
                                                            Shares            Premium       Earnings           Total
                                                       (pound)'000        (pound)'000    (pound)'000     (pound)'000

Balance, December 31, 1998                                  14,550             25,100       (26,339)          13,311
Net loss for period                                              -                  -        (2,732)         (2,732)
                                                  ----------------- ------------------ -------------- ---------------
Balance, September 30, 1999                                 14,550             25,100       (29,071)          10,579
                                                  ----------------- ------------------ -------------- ---------------



UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Nine months ended September 30,
                                                                                        1999               1998
                                                                                 (pound)'000        (pound)'000

Cash flows from operating activities:
Net loss                                                                             (2,732)            (7,770)

Adjustments to reconcile net income to net
   cash provided by operating activities
Depreciation and amortisation                                                          5,737              4,859
Amortisation of loan costs                                                               163                 98
Profit on sale of property, plant and equipment                                      (1,772)                  -
Exchange losses                                                                          209                387
Deferred income taxes                                                                (2,442)            (4,344)


Changes in operating assets and liabilities
(Increase)/decrease in accounts receivable and prepaid expenses                      (1,078)              2,061
Decrease/(increase) in inventories                                                        72               (13)
(Decrease)/increase in accounts payable and accrued expenses, salaries and
wages and income taxes                                                                 (707)              1,492
Decrease in fees invoiced in advance                                                   (969)            (1,634)
Decrease in other liabilities                                                        (2,033)              (790)
                                                                                -------------      -------------
Net cash used by operating activities                                                (5,552)            (5,654)
                                                                                -------------      -------------
Investing activities:
Purchase of property, plant and equipment                                            (2,151)            (2,829)
Proceeds from sale of property, plant and equipment                                    4,214                  5
                                                                                -------------      -------------
Net cash generated/(used) by investing activities                                      2,063            (2,824)
                                                                                -------------      -------------
Financing activities:
Issue of share capital                                                                     -             20,134
Loans received                                                                             -             24,500
Repayment of loans                                                                   (5,214)           (19,750)
Repayment of short term borrowings                                                     (747)                  -
                                                                                -------------      -------------
Net cash (used)/generated by financing activities                                    (5,961)             24,884
                                                                                -------------      -------------

(Decrease)/increase in cash and cash equivalents                                     (9,450)             16,406
Cash and cash equivalents at beginning of period                                      14,080                443
                                                                                -------------      -------------
Cash and cash equivalents at end of period                                             4,630             16,849
                                                                                -------------      -------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Huntingdon Life Sciences plc. and subsidiaries (Huntingdon) for the years ended December 31, 1998, 1997 and 1996 included in the Annual Report on Form 20-F for the fiscal year ended December 31, 1998. Operating results for the three month and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 20-F. As a result adjustments have been made to the financial statements reported under UK GAAP for deferred taxation, pension costs and holiday pay.

2.       LOSS PER SHARE/ADR

Loss per ADR is calculated using an exchange rate of $1.61 =(pound)1.00 (1998 $1.64 =(pound)1.00). Each ADR represents five Ordinary Shares.

The conversion of the Convertible Capital Bonds would be antidilutive and has been excluded from the diluted earnings per share calculation. Some share options are considered dilutive for the three months ended September 30, 1999 and therefore have been included in the calculation.

3.       DEBT

Bank debt is due for repayment on August 31, 2000 and hence is now included under current liabilities.

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

2.       RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared with three months ended September 30, 1999

Revenues for the three months ended September 30, 1999 were (pound)15.0 million an increase of 15% on revenues of (pound)13.1 million for the three months ended September 30, 1998. The impact of increases in order volume following the refinancing in September 1998 started to feed through to revenues in the second quarter and this has continued in the third quarter.

Cost of sales fell by 6.0% to (pound)13.1 million for the three months ended September 30, 1999 from (pound)13.9 million for the corresponding period in 1998 despite the increase in revenues. Huntingdon's operating capacity was reduced throughout 1998 through natural attrition and the closure of the Wilmslow Research Centre. In addition a cost reduction programme was announced by new management in December 1998. This was designed to align operations with current sales levels and is on course to produce targeted savings of (pound)6 million per year.

Selling and administration expenses fell by 9.1% to (pound)2.1 million for the three months ended September 30, 1999 from (pound)2.3 million in the corresponding period in 1998. The decrease was due to reclassification of certain expenditure as cost of sales.

Other operating income for the three months ended September 30, 1999 comprised a profit of (pound)1.8 million on the sale of the Wilmslow Research Centre offset by a loss of (pound)1.2 million to write off assets that are not Year 2000 compliant.

Net interest expense fell by 36.8% to (pound)1.0 million for the three months ended June 30, 1999 from (pound)1.6 million for the corresponding period in 1998. Interest expense for the three months ended September 30, 1998 included (pound)0.5 million relating to the renewal of borrowing facilities. The remainder of the reduction in expense was due to a combination of lower net debt and lower interest rates.

The unrealised gain on exchange of (pound)0.8 million arose on net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the strengthening of sterling against the dollar. In the third quarter of 1998 sterling also strengthened against the dollar resulting in a (pound)0.4 million gain on exchange.

Taxation relief for the three months ended September 30, 1999 was (pound)0.7 million as the exchange gain is not taxable and the profit on the sale of the Wilmslow Research Centre has been offset by capital losses brought forward from prior years.

The overall net profit for the three months ended September 30, 1999 was (pound)0.9 million compared to a loss of (pound)2.4 million in the corresponding period in 1998. Earnings per share was 0.3 pence, compared to a loss per share of 1.4 pence last year on shares in issue of 291,010,294 (1998, 166,524,365).




Nine months ended September 30, 1998 compared with nine months ended September 30, 1999.

Revenues for the nine months ended September 30, 1999 were (pound)42.7 million an increase of 8.0% on revenues of (pound)39.5 million for the nine months ended September 30, 1998. The impact of increases in order volume following the refinancing in September 1998 started to feed through to revenues in the second quarter and this has continued in the third quarter.

Cost of sales for the nine months ended September 30, 1999 were (pound)38.4 million a reduction of 9.0% on cost of sales of (pound)42.2 million for the nine months ended September 30, 1998. Huntingdon's operating capacity was reduced throughout 1998 through natural attrition and the closure of the Wilmslow Research Centre. In addition a cost reduction programme was announced by new management in December 1998. This was designed to align operations with current sales levels and is on course to produce targeted savings of (pound)6 million per year.

Selling and administration expenses for the nine months ended September 30, 1999 were (pound)6.8 million, a decrease of 1.2% on selling and administration expenses of (pound)6.9 million for the nine months ended September 30, 1998. The decrease was due to reclassification of certain expenditure as cost of sales in the third quarter.

Other operating income for the nine months ended 30 September, 1999 comprised a profit of (pound)1.8 million on the sale of the Wilmslow Research Centre offset by a loss of (pound)1.2 million to write off assets that are not Year 2000 compliant.

Net interest expense fell by 31% to (pound)3.0 million for the nine months ended September 30, 1999 from (pound)4.3 million for the corresponding period in 1998. Interest expense for the nine months ended September 30, 1998 included costs of (pound)1.0 million relating to the review and renewal of borrowing facilities. The remainder of the reduction in expense was due to a combination of lower net debt and lower interest rates.

The unrealised loss on exchange of (pound)0.2 million arose on net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the first nine months of 1998 sterling strengthened against the dollar resulting in a (pound)0.7 million gain on exchange.

Taxation  relief on losses for the nine  months  ended  September  30,  1999 was
(pound)2.5  million   representing  relief  at  47%  compared  to  41%  for  the corresponding period in 1998.

A reconciliation between the UK Corporation tax rate and the effective rate of income tax relief on losses before income taxes for the nine months ended September 30, 1999 is shown below:-

                                                                      %
       UK statutory rate                                              30
       Exchange loss not taxable                                     (3)
       Profits relieved by capital losses                             12
       Effect of reduction in UK tax rate on deferred tax             8
       Effective tax rate                                             47


The overall net loss for the nine months ended September 30, 1999 was (pound)2.7 million compared to (pound)7.8 million in the corresponding period in 1998. Loss per share was 0.9 pence down from 5.9 pence last year on shares in issue of 291,010,294 (1998 131,577,057).


3.       LIQUIDITY & CAPITAL RESOURCES

During the nine months ended September 30, 1999 funds absorbed were (pound)9.5 million, which includes the impact of exchange rate movements and repayment of short term borrowings of (pound)0.8 million, reducing cash in hand and on short term deposit from (pound)14.1 million at December 31, 1998 to (pound)4.6 million at September 30, 1999. The funds were utilised as follows:-

                                                Three months ended                   Nine months ended
                                         March 31            June 30            Sept 30             Sept 30
                                         (pound)m            (pound)m           (pound)m            (pound)m
Operating loss (1)                        (1.5)               (0.8)              (0.2)               (2.5)
Depreciation                               1.5                 1.5                1.5                 4.5
Cost reduction programme                  (1.5)               (0.6)              (0.2)               (2.3)
Working capital movements                 (0.8)                 -                (0.9)               (1.7)
Interest                                  (1.5)               (0.3)              (1.7)               (3.5)
Proceeds from sale of Wilmslow
                                            -                   -                 4.2                 4.2
Capital expenditure                       (1.0)               (0.6)              (0.6)               (2.2)
Loan repayments                           (1.3)               (0.5)              (4.2)               (6.0)
                                      ---------------    -----------------    -------------      ---------------
                                          (6.1)               (1.3)              (2.1)               (9.5)
                                      ---------------    -----------------    -------------      ---------------

(1) Before other operating income of (pound)0.5 million


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

On September 2, 1998 a Group of new investors subscribed (pound)15 million for 120 million ordinary shares whilst existing shareholders and institutional investors took up a further 57 million shares, contributing (pound)7.1 million. After expenses of (pound)1.7 million, the issue of shares raised (pound)20.4 million. On the same date Huntingdon's bankers agreed to confirm and fix Huntingdon's facilities at (pound)24.5 million until August 31, 2000 and this was fully drawn down.

On September 1, 1999 the sale of the Wilmslow Research Centre was completed. Part of the proceeds from this site ((pound)1.9 million) were used to repay bank debt and the facility was reduced accordingly. Interest is payable in quarterly breaks at "LIBOR" plus 1.75% per annum in respect of drawings up to (pound)19,500,000 and LIBOR plus 2% in respect of drawings over
(pound)19,500,000. The interest rate payable at September 30, 1999 is 6.98% on (pound)19,500,000 and 7.23% on (pound)3,086,000. As this facility is confirmed to August 31, 2000 the bank debt is now shown in current liabilities.

The remainder of Huntingdon's long term finance is provided by Convertible Capital Bonds repayable in 2006. These Bonds, totalling $50 million, were issued in 1991 and remained outstanding as at September 30, 1999. They carry interest at 7.5%, payable at six-monthly breaks in March and September. The conversion rate, which is based upon a fixed rate of exchange of (pound)1.00=US $1.6825 is 242.3 pence per Ordinary Share and is subject to adjustment in certain circumstances.

The balance of the consideration payable for the purchase of the Wilmslow Research Centre (acquired in 1997) which remained outstanding as at June 30, 1999 ((pound)2.3 million) was repaid on September 1, 1999 following the sale of the site.

4.       EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

In the nine months to September 30, 1999 following the weakening of sterling against the US dollar, net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) have increased in value on consolidation to sterling. This does not affect the cash flow of Huntingdon but has increased the reported loss before tax, accounting largely for the unrealised loss on exchange of (pound)0.2 million reported in these results. This compares with an exchange gain in the nine months to September 30, 1998 of (pound)0.7 million.

Interest on the Convertible Capital Bonds is payable half-yearly (in March and September) in US dollars and the impact of fluctuations in the exchange rate between sterling and US dollars is offset by US dollar denominated revenues receivable by Huntingdon. Although reported results have been affected by conversion into sterling of the Bonds on consolidation and there may be an impact in the future, Management has decided not to hedge against this exposure. Such a hedge might impact upon Huntingdon's cash flow compared with movements on the Bonds which do not affect cash flow in the medium term.

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

Whilst the UK has not at this time entered the European Monetary Union, Huntingdon has ascertained that its financial systems are capable of dealing with Euro denominated transactions. In addition these systems ensure that Huntingdon, if ever required to do so, will be able to report in Euro's.

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

Huntingdon has completed the testing of items identified as critical to the business and has implemented corrective actions, including contingency programmes. Although some work is still underway on the decommissioning of old operational systems the programme is substantially complete and any remaining work will be completed in advance of the end of the year.

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

In addition major disruption to customers' business due to Year 2000 problems could have a major impact on Huntingdon's cash flows and financial condition.

Costs

With the Year 2000 programme nearing completion a thorough review of assets was undertaken during the three months to September 30, 1999 to identify those assets that will not be used after December 31, 1999 as they are not Year 2000 compliant. As a result assets with a book value of (pound)1.2m have been written off during the quarter and this has increased the estimate of the amounts that have been, or will be, expensed as incurred over the three year period to December 31, 2000 to between (pound)2.1 million and (pound)2.3 million. The amounts that have been, or will be, capitalised will be primarily incurred in the two years to December 31, 1999 and are estimated at (pound)2.1 million.

                                   -----------

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Huntingdon) constitute "forward-looking statements" pursuant to the safe-harbor provisions of the United States Private Litigation Reform Act of 1995. Such forward-looking statements include the discussions of the business strategies of Huntingdon and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although Huntingdon believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Huntingdon to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are more fully described in the Huntingdon's Form 20-F as filed with the SEC.

                       HUNTINGDON LIFE SCIENCES GROUP PLC
                                OTHER INFORMATION

PART II  OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

                  None

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  On September 1, 1999 the Company completed the sale of Wilmslow Research Centre, England ("WRC") to J.S.Bloor (Tamworth) Ltd for the cash sum of (pound)4.25 million (net book value (pound)2.45 million). The net sale proceeds were used to repay loans.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits

         99.1 Press release dated October 27, 1999 announcing third quarter earnings.

(b)      Reports on Form 8-K

         1. The Company filed a report on Form 8-K/A on September 7, 1999, amending its Form8-K filed on July 14, 1999, announcing the resignation of Arthur Andersen as auditors and the engagement of Deloitte & Touche.

         2. The Company filed a report on Form 8-K on September 9, 1999, announcing a change of broker, the resignation of the Deputy Chairman and the appointment of new directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


                       HUNTINGDON LIFE SCIENCES GROUP plc
                                  (Registrant)


By:       /s/ Julian T. Griffiths


Name:    Julian T Griffiths


Title:   Finance Director


Date:    November 11, 1999