Form 10-K
period 1999-12-31
HUNTINGDON LIFE SCIENCES GROUP PLC
filed 2000-03-30
CIK 718083

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205494

                            ------------------------
                                    FORM 10-K
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1999
                                       OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER 1-10173
                            ------------------------
                       HUNTINGDON LIFE SCIENCES GROUP plc
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ENGLAND AND WALES
                 (JURISDICTION OF INCORPORATION OR ORGANIZATION)
     WOOLLEY ROAD, ALCONBURY, HUNTINGDON, PE17 5HS, CAMBRIDGESHIRE, ENGLAND
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: +44 1480 892000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              NAME OF EACH EXCHANGE
                     TITLE OF EACH CLASS ON WHICH REGISTERED
               -------------------- ------------------------------
   Ordinary Shares, par value 5 pence per share, New York Stock Exchange, Inc.
                    in the form of American Depositary Shares
                   represented by American Depositary Receipts

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X                     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 29, 2000 was approximately (pound)15,345,267.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date

Ordinary Shares of 5 pence each as at February 29, 2000       291,010,294

                               TABLE OF CONTENTS

ITEM                                                                    PAGE

                                     PART I

 1.      Business ...........................................................2

 2.      Properties .........................................................9

 3.      Legal Proceedings .................................................10

 4.      Submission of Matters to a Vote of Security Holders................10

                                     PART II

 5.      Market For Registrant's Common Equity and Related
         Stockholder Matters................................................11

 6.      Selected Financial Data ...........................................12

 7.      Management's Discussion and Analysis of Financial Condition
         and Results of Operations .........................................13

 7A.     Quantative and Qualitative Disclosures About Market Risk...........18

 8.      Financial Statements and Supplementary Data .......................20

 9.      Changes in and disagreements with Accountants on Accounting and Financial  Disclosure......................................... 45

                                    PART III

10.      Directors and Executive Officers of the Registrant.................46

11.      Executive Compensation ............................................47

12.      Security Ownership of Certain Beneficial Owners and Management.....53

13.      Certain Relationships and Related Transactions ....................54

                                     PART IV

14.      Exhibits, Financial Statements, Schedules and Reports
         on Form 8-K........................................................55

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Huntingdon Life Sciences Group plc (the "Company" or "Huntingdon") is one of the world's leading Contract Research Organisations (CROs). The Company is the second largest independent worldwide provider of pre-clinical and non-clinical biological safety evaluation research services to most of the world's leading pharmaceutical, biotechnology, agrochemical and industrial chemical companies. 65% of the Company's orders are in support of early stage development of promising new pharmaceutical and biotech compounds. The purpose of this safety evaluation is to identify risks to humans, animals or the environment, resulting from the use or manufacture of a wide range of chemicals that are essential components of these industries products. Huntingdon's services are designed to meet the regulatory requirements of governments around the world.
The Company is based in the United Kingdom, with facilities in Huntingdon (Cambridgeshire) and Eye (Suffolk), England, and the Princeton Research Centre in New Jersey (USA).


GENERAL DEVELOPMENT OF THE BUSINESS

Huntingdon was originally incorporated in the UK in 1951 as a limited liability company to provide contract research services to the UK pharmaceutical, agrochemical and food industries. In 1964 it was acquired by the US company, Becton Dickinson. Over the next 20 years it successfully established itself as a leading CRO with business across a number of sectors and with a number of leading pharmaceutical and agrochemical companies. In April 1983, the Company was re-registered as a public limited company with the name "Huntingdon Research Centre plc". In June 1985, the Company's name was changed from Huntingdon Research Centre plc to Huntingdon International Holdings plc.

In 1988 the Company was floated on the London Stock Exchange and in early 1989 it obtained a listing on the New York Stock Exchange.

In order to diversify its activities, Huntingdon entered the engineering and environmental services business in the 1980s through acquisition, primarily in the US. Through HIH USA Inc and its subsidiary Huntingdon Engineering and Environmental Services Inc. the Company provided construction-related engineering services, environmental services, consultancy and testing in the USA. This business grew so that by 1990 it was contributing 70% of total Company revenues of (pound)104 million, but only half the operating profit.

In 1991 the Company began operating a subsidiary, Leicester Clinical Research Centre Ltd. to conduct Phase I clinical trials, so providing a wide range of biological and psychological assessment procedures involving healthy human volunteers. A further diversification was the acquisition in 1991 of Travers Morgan Limited. After acquisition the Company began to provide engineering consultancy services outside the USA in the areas of civil and structural engineering, consultation on the planning and development of transportation systems, project management and environmental consultancy. This investment proved to be unsuccessful and, in December 1994, the High Court of Justice, Chancery Division, Companies Court granted Travers Morgan an administrative order under the UK Insolvency Act 1986. Joint administrators were appointed to Travers Morgan, as a result of which control passed from the Company, the trading of Travers Morgan was isolated from the Company and the Group wrote off its investment, providing (pound)11.6 million against the amounts receivable from Travers Morgan Limited.

In 1995, the engineering and environmental services business, which by then was operating at a loss, was also sold and the Company refocused on its life sciences business. That year it acquired the toxicology business of APBI, which comprised laboratories near Newcastle and Eye, Suffolk in the UK and Princeton, USA for a total consideration of $43 million, including an agreed value of $4.5 million for the sale of the Leicester Clinical Research Unit. Immediately upon acquisition the toxicology business of APBI in the UK was merged with that of Huntingdon Research Centre Ltd and the name of that company changed to Huntingdon Life Sciences Ltd. The US business acquired operates as Huntingdon Life Sciences Inc.

The Company's name was subsequently changed in April 1997 to Huntingdon Life Sciences Group plc. At this time the Company purchased a small specialist research centre in Wilmslow, Cheshire which included a marmoset breeding colony. Huntingdon subsequently decided to close that facility, with all the work shifting to its Huntingdon and Eye facilities. The site was sold on September 1, 1999.

In the first half of 1997 allegations were made relating to animal care and Good Laboratory Practice (GLP) against the Company's operating subsidiaries in the UK and US. Those allegations and the UK Government's subsequent statement in the House of Commons in July 1997 about its investigation into those allegations caused the cancellation of booked orders and a decline in new orders. Significant trading losses and cash outflows resulted during the period from mid 1997 onwards For further details of these allegations see Government Supervision of Regulations - 1997 Allegations relating to animal care and GLP, below.

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

On September 2, 1998 a group of new investors subscribed (pound)15 million for 120 million ordinary shares whilst existing shareholders and institutional investors took up a further 57 million shares, contributing (pound)7.1 million. After expenses of (pound)1.7 million, the issue of shares raised (pound)20.4 million. On the same date Huntingdon's bankers agreed to confirm and fix Huntingdon's facilities at (pound)24.5 million until August 31, 2000 and this amount was fully drawn down.

Since the involvement of FHP, a new management team has been appointed, led by Brian Cass, previously of Covance, which the Company believes has successfully addressed many of the Company's past difficulties. Relationships with customers have been restored, a substantial cost and headcount reduction program has been effected and sales have started to grow again at an encouraging rate.

As Huntingdon continues to build on these fundamentals, the Company has the following strategy and goals:

o To be appreciated as the listening, understanding and reliable partner in creative compound development and safety assessment; to be the first choice for the industries we serve.
o To provide our employees with the opportunity for individual development in a caring, rewarding and safe working environment.
o    To be recognised positively in the local communities in which we operate.
o To grow to significant profitability and improved return on investment for our shareholders.


DESCRIPTION OF BUSINESS

Huntingdon provides pre-clinical and non-clinical biological safety evaluation research services to most of the world's leading pharmaceutical, biotechnology, agrochemical and industrial chemical companies. The purpose of this safety evaluation is to identify risks to humans, animals or the environment resulting from the use or manufacture of a wide range of chemicals which are essential components of our clients' products. The Company's services are designed to meet the regulatory requirements of governments around the world.

It is the Company's goal to become the number one service provider in these markets, achieving this through a mixture of organic growth and a small number of strategic acquisitions. In doing so the Company will be well positioned to benefit from strong drug pipelines in the pharmaceutical industry, the growing amount of legislation concerning the safety and environmental impact of agrochemicals and industrial chemicals and a growing trend towards outsourcing as clients focus more internal resources on research in the search for new compounds.

Huntingdon's sales and marketing functions are specifically focussed on two main groups, pharmaceutical and non-pharmaceutical customers. As much of the research activity conducted for these two customer groups is similar, the company believes it is appropriate, operationally, to view this as one business.

Pharmaceuticals and Biopharmaceuticals

The Pharmaceutical research and development pathway is shown below:

  DRUG DISCOVERY               DRUG DEVELOPMENT                    MARKETING
                              ---------------------
                 NON-CLINICAL                             CLINICAL

Chemical Synthesis   Pre-Clinical    Phase I    Phase II   Phase III   Phase IV

                       Toxicology    Safety   Efficacy  Long Term   Post
                                                         efficacy   marketing
                       Pharmacology                                surveillance

                       Drug Metabolism

                       Pharmacokinetics

                                      LONG TERM SAFETY STUDIES


Huntingdon performs non-clinical testing in support of the drug development process. This primarily consists of pre-clinical outsourcing from the pharmaceutical industry, as well as further longer term non-clinical safety testing that is performed in parallel to human clinical testing (such as carcinogenicity studies and safety studies relating to reproductive implications). Approximately two thirds of the Company's orders are derived from this source. Huntingdon views its non-clinical market as extending to "proof of concept" in man (Phase 2A) and to analytical chemistry support for clinical trials. During 1999 the Company entered collaborative relationships with a number of Phase I clinical trial units and has recently started offering centralised clinical laboratory services in support of clinical trials.

The outsourced market for the large clinical trials (Phase 3 and beyond) is expanding rapidly, but the Company believes that the margins are less attractive and it is subject to a greater degree of volatility driven by the size of individual contracts. While the Company does not preclude entering this market, it is a very different business and one in which a number of major companies are already firmly established.

Within the Company's definition of "non-clinical" there are opportunities to reverse into late research services in lead optimisation for the pharmaceutical industry as well as to provide additional support services for the rapidly growing Biotechnology sector.

o        Market growth

It is estimated that the pharmaceutical industry annual research and development (R & D) spend is between $35 billion and $40 billion and is growing at around 10% per annum. Around $20 billion is focused on development and, of this, 15% is expenditure in Huntingdon's core business area of pre-clinical development. Huntingdon believes that approximately 30% of this is outsourced which means that the Company is today competing in approximately a $1 billion market.

The market for these services is growing as a result of strong new drug pipelines:

         The Company estimates that new drug discovery is growing at 8 - 10% per annum, fueled by new technologies and strong profits. New techniques like combinatorial chemistry and high throughput screening are dramatically increasing the efficiency and effectiveness of the discovery process for new molecules.

         The need to replace earnings from drugs coming off patent is driving increases in the number of drugs being put into development.

         It is estimated there has been a 50% increase in the numbers of projects in the R & D pipeline versus five years ago.

There is also a growing trend towards the outsourcing of development work as clients focus more internal resource on research in the search for new lead compounds.

         The biotechnology industry has become a significant source of business for companies like Huntingdon. The number of drugs produced by the biotechnology industry which require US Food and Drug Administration
         (FDA) approval has grown substantially over the past decade. Many biotechnology companies have strategically chosen to outsource major areas of R & D and utilise contract research organisations to perform these services.

         In addition the process of consolidation within the pharmaceutical industry is also accelerating the move towards outsourcing. While there is a short term negative impact from mergers with development pipelines being rationalised and a focus on integration rather than development, longer term resources are increasingly invested in in-house facilities for discovery and lead optimisation rather than development and regulatory safety evaluation. The outsourcing of development and safety evaluation is Huntingdon's core business.

Therefore the overall market for outsourced services is estimated to be growing at an annual rate of around 8 to 10%.

Non-Pharmaceuticals

Huntingdon has historically generated one third to one half of its orders from safety and efficacy testing of compounds for the agrochemical, industrial chemical, veterinary and food industries. The work involved bears many similarities and often uses many of the same facilities, equipment, and scientific disciplines to those employed in pre-clinical testing of pharmaceutical compounds.

Huntingdon's business in these areas is again driven by governmental regulatory requirements. The Company's services address safety concerns surrounding a diverse range of products, spanning such areas as agricultural herbicides and pesticides, medical devices, veterinary medicines, and chemicals used in the manufacture of pharmaceutical intermediates, manufactured foodstuffs, and household products. Huntingdon believes it is a clear market leader in programs designed to assess the safety, environmental impact and efficiency of agricultural chemicals as well as in programs to take new industrial chemicals to market.

o        Market Growth

It is estimated that the world-wide market for outsourced contract research from these industries is around $300m. The growth in the non-pharmaceutical business is driven both by the introduction of novel compounds and increasingly by legislation concerning the safety and environmental impact of existing products.

The Company believes that many market segments included in this broad area of business have the potential for substantial growth in coming years, as a result of:

       Recent introduction of new testing requirements for `high production volume' (HPV) chemical products in the US, and similar programs in Europe and Japan.

       Increasing scrutiny of any compound which is used in the manufacture of products to which members of the public, especially children, are exposed, either infrequently or on a day-to-day basis (e.g. phthalates used in the plastic of children's toys).

       More stringent  regulations  affecting compounds which have the potential
       to  adversely  effect  the  environment,   e.g.  biocides  and  endocrine
       disrupters.

       Growth in concerns over food safety, e.g. additives and genetically modified foods, and the introduction of `nutraceuticals'.

       The requirement to register or re-register pesticides on lists 2 and 3 to meet the European Directive 91/414/EEC. Huntingdon has unrivalled experience with the chemicals which were included on list 1 of the Directive.

Safety testing in these industries is also more likely to be outsourced as, unlike the pharmaceutical industry, fewer companies have comprehensive internal testing facilities. While overall R & D is growing at approximately 5%, we believe that outsourcing could increase by up to 10% per annum over the next five years.

COMPETITION

Competition in both the pharmaceutical and non pharmaceutical market segments ranges from the in-house research and development divisions of large pharmaceutical, agrochemical and industrial chemical companies who perform their own safety assessments, to "full service" providers - contract research organisations like Huntingdon who provide a full range of services to the industries - and "niche" suppliers focussing on specific services or industries.

Huntingdon is the second largest independent worldwide provider of pre/non-clinical safety testing services, behind Covance Inc. which has estimated sales for 1998 of approximately $200 million in this area and total revenues for all their business of $732 million.

ORDERS AND BACKLOG

The gradual return of client confidence following the refinancing in September 1998 gained momentum in 1999. This was reflected in the growth of orders which increased by 17% from the previous year. The Company's pharmaceutical business showed a particularly strong recovery, with orders increasing by 36% from the 1998 levels. However, 1999 was a relatively weak year for the non-pharmaceutical businesses. The Company expects that there will be an increase in orders from the non-pharmaceutical business in 2000, as the impact of new legislation starts to feed through into orders.

The geographical split of orders is as follows:

                           % of Orders from each Geographic area

                                   1999                        1998
Europe                               39                          38
Far East                             23                          28
United States                        38                          34
                             -----------                 -----------
Total                               100                         100
                             -----------                 -----------

1999 saw a 30% increase in the Company's US business, mainly due to orders from the pharmaceutical industry. The Princeton laboratory, in particular, is well placed to pick up work from the US pharmaceutical industry situated on the East Coast of the United States.

Total orders from the Far East declined both in percentage and real terms. There were a number of reasons for this; the general economic weakness in the area, particularly Japan; the uncertainties of the Japanese pharmaceutical market; and the completion of a number of large development programs for agrochemical clients. Notwithstanding this the Company's orders from the pharmaceutical industry in Japan increased by 60%, another sign that we have regained client confidence.


GOVERNMENT SUPERVISION OF OPERATIONS

Supervisory regimes

Since the services provided by Huntingdon are used to support pharmaceutical, biotechnological, chemical or agrochemical product approval applications, its laboratories are subject to both formal and informal inspections by appropriate regulatory and supervisory authorities, as well as by representatives from client companies. Huntingdon is regularly inspected by US, Japan and UK governmental agencies because of the number and complexities of the studies it undertakes. In 1979, the US Food and Drug Administration (FDA) promulgated the GLP regulations, defining the standards under which biological safety evaluations are to be conducted. Other governmental agencies such as the Environmental Protection Agency (EPA), the Japanese Ministry Of Health and Welfare, the Japanese Ministry of Agriculture, Forestry and Fisheries, and the UK Department of Health, have introduced compliance monitoring programs with similar GLP standards. Huntingdon has had over 30 such inspection visits and audits since 1985.

Huntingdon's operations in the UK are regulated by the Animals (Scientific Procedures) Act 1986. This legislation, administered by the UK Home Office, provides for the control of scientific procedures carried out on living vertebrate animals and regulation of the animals' environment. Personal licences (Huntingdon has approximately 300 licensees) are issued by the UK Home Office to personnel who are competent to perform regulated procedures and each program of work must be authorised in advance by a Project Licensee. Premises where procedures are carried out must also be formally designated by the UK Home Office. Consultations and inspections are regularly undertaken in order to ensure continued compliance with regulatory and legislative requirements. Typically, Huntingdon has 18 such inspections annually.

Huntingdon's laboratory in the USA is subject to the United States Department of Agriculture (USDA) Animal Welfare Regulations (Title 9, Code of Federal
Regulations, Subchapter A). The laboratory is regularly inspected by USDA officials for compliance with these regulations. Compliance is assured through an Institutional Animal Care and Use Committee, comprising staff from a broad range of disciplines within Huntingdon and including external representation. Furthermore, laboratories in the USA are expected by the USDA to be certified by an independent and internationally recognised organisation, the Association for Assessment and Accreditation of Laboratory Animal Care (AAALAC).

At each of its research centres, Huntingdon ensures the availability of suitably experienced and qualified veterinary staff backed by a 24 hour call out system.

1997 Allegations relating to animal care and GLP

In the Spring of 1997 allegations of malpractice related to animal care and GLP were made at both Huntingdon's UK and US operations. The UK allegations were received by the regulatory authorities following the television broadcast of an animal rights "undercover" film showing breaches of animal care procedures by employees of the Company. Those in the US were submitted to the USDA and based on reports received by PeTA, an animal rights activist group.

In July 1997 the UK Home Office Inspectors confirmed to their satisfaction that whilst there was an incident of maltreatment, it was isolated. However, a statement made by the Government caused many clients to conclude that there were separate further allegations. The Home Office then established a number of conditions, which Huntingdon had to comply with by the end of November. On September 29, 1997, the Home Office stated that the Company had demonstrated full compliance with the conditions and that they were fully satisfied.

In the US the USDA undertook two inspections during the summer of 1997 and one in February 1998, these followed their annual inspection in April and an intensive FDA inspection in February - both of which were satisfactory. In December 1997 Huntingdon announced the receipt of a settlement agreement as a Court Order in which PeTA agreed to give up all of its campaign against Huntingdon.. The AAALAC inspected the site and unanimously endorsed its continued accreditation. In 1998 the USDA investigation was concluded and did not include any concessions of violations by Huntingdon. In December 1998 the USDA conducted its annual routine inspection of the laboratories and concluded that they were in full compliance with all aspects of the Department's Regulations.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

Whilst Huntingdon is obliged in the conduct of its business to comply with certain environmental regulations, compliance with such regulations does not impact significantly on its earnings or competitive position. Management believes that its operations are currently in material compliance with all applicable environmental regulations.

OTHER INFORMATION PERTAINING TO THE COMPANY

Human Resources

Huntingdon's most important resource is its people, they have created the Company's knowledge base, its expertise and its excellent scientific reputation. Scientists from the Company are represented at the highest levels in several UK and international committees on safety and toxicity testing. Several staff members are considered leaders in their respective fields, they frequently lecture at scientific seminars and regularly publish articles in scientific journals. This recognition has resulted in frequent assignments from clients for consultation services. Some of Huntingdon's staff serve by invitation or election on a number of scientific and industrial advisory panels and groups of certain organisations and agencies such as the FDA, the EPA, the UK Department of Health, and the World Health Organisation.

To ensure that this experience and expertise is transmitted throughout the organisation, the Company maintains training programs. For example, Huntingdon's Introductory and Advanced Graduate Training Programs train graduate staff in all phases of toxicology. Also, in conjunction with the Institute of Animal
Technology, Huntingdon maintains what it believes to be one of the largest animal technician training programs in the world. Huntingdon employs approximately 300 licensed personnel.

The number of employees in the Group at December 31, 1999 and 1998 were as follows:

                        Employees at December 31
                      1999                  1998

UK ............      1,090                 1,189
USA............        199                   193
Japan..........        10                     10
                  -----------            ----------
                     1,299                 1,392
                  -----------            ----------


In December, 1998 the Company announced a cost reduction program to align staff resources with current revenues. The program which was completed in January 1999 rationalised service lines and capabilities across the two UK sites. See Item 8
- Financial Statements and Supplementary Data 'Notes to the Consolidated Financial Statements, Note 8'.

Animal Rights Activism

In parallel with an increase in "animal rights" activity internationally, during November 1999 a new activist group was formed in the UK with Huntingdon as their target. The group's broad aim is to end all animal research. This direct action campaign has included all forms of protest including demonstrations outside the Company's UK facilities and in local towns, distribution of propaganda material and intimidation of some members of staff and shareholders.

To counter this "animal rights" campaign Huntingdon has adopted a strategy of openness and direct co-operation with all parts of the media and the local community. The Company has taken every opportunity to promote the value of the work it does in helping its clients bring to market safe and effective products. Members of the media, schools, local groups and national bodies have all visited the company, toured the animal facilities and laboratories, and talked with staff. All these visitors have all been impressed with Huntingdon's standards of animal welfare and the professionalism of its staff.

Management and Labour Relations

Huntingdon's labour force is non-union and there has never been any disruption of the business through strikes or other employee action. Huntingdon regularly reviews its pay and benefits packages and believes that its labour relations, policies and practices and management structure are appropriate to support its competitive position.

Research and Development

In addition to experience gained through research activities performed for clients, Huntingdon engages in research in order to respond to the changing needs of clients and to maintain competitiveness within the industries in which it operates. Most of the research undertaken, however, is an inherent part of the research carried out on behalf of clients in completing studies and as such it is not identified separately.

Know-how and Patents

Huntingdon believes that its proprietary know-how plays an important role in the success of its business. Where Huntingdon considers it appropriate, steps are taken to protect its know-how through confidentiality agreements and protection through registration of title or use. However Huntingdon has no patents, trade-marks, licenses, franchises or concessions which are material and upon which any of the services offered is dependent.

Quality Assurance

Huntingdon maintains extensive quality assurance programs, designed to ensure that all testing programs meet client requirements, as well as all relevant codes, standards and regulations. Based on a Master Schedule, periodic inspections are conducted as testing programs are performed to assure adherence to project specifications or protocols and final reports are extensively inspected to ensure consistency with data collected. Huntingdon's quality assurance programs are controlled by a formally constituted Quality Board, a Quality Monitoring Committee and Quality Groups.

Financial information about geographic areas

See Financial Statements

Available Information

Huntingdon files annual, quarterly and current reports and other information with the SEC (including an Annual Report on Form 20-F for the Fiscal Year ended December 31, 1998). You may read and copy any of these reports, statements or other information at the SEC's Internet site (http:/www.sec.gov) or at the SEC's public reference rooms (450 Fifth Street, N.W., Washington, DC 20549). You can request copies of those documents, upon payment of a duplicating fee, by writing to the SEC.

ITEM 2.  PROPERTIES

Huntingdon's head office is situated within the research centre at Huntingdon.

Huntingdon believes that its facilities, described below, are adequate for its operations and that suitable additional space will be available when needed.

The following table shows the location of the facilities of Huntingdon, approximate size and the principal activities conducted at such facilities each of which is owned by the Company.

Location                 Laboratories      Size           Principal Activities
                         and Offices
Huntingdon, England      612,000 sq.ft.    74 acres       Laboratories, animal accommodation and
                                                          offices
Near Princeton, NJ, USA  180,000 sq.ft.    53.5 acres     Laboratories, animal accommodation and offices
Near Diss, England       250,000 sq.ft.    28 acres       Laboratories, animal accommodation and
                                                          offices

The Company's Wilmslow Research Centre, the principal functions of which were laboratories, animal accommodation and offices, was sold on September 1, 1999.

ITEM 3.  LEGAL PROCEEDINGS

Huntingdon is party to certain legal actions arising out of the normal course of its business. In management's opinion, none of these actions will have a material effect on Huntingdon's operations or financial condition. No form of proceedings has been brought, instigated or is known to be contemplated against Huntingdon by any governmental agency.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Ordinary Shares are listed on the London Stock Exchange Ltd under the Stock Exchange Automated Quotation symbol "HTD." American Depositary Shares "ADS"s, each of which evidences five Ordinary Shares and which in turn are evidenced by American Depositary Receipts "ADR"s, are listed on the New York Stock Exchange, Inc. ("NYSE") also under the symbol "HTD".

The Bank of New York is the depositary for the Ordinary Shares represented by ADSs. As at February 29, 2000, there were 168 recorded holders of ADSs. It is believed that, at such date, 62,336,440 of the Company's total issued share capital of 291,010,294 Ordinary Shares were represented by 12,467,288 ADSs. The remaining Ordinary Shares were, as at such date, held in the form of Ordinary Shares for which there were 2,207 recorded holders.
The high and low quarterly sales prices (in pounds sterling) of the Company's Ordinary Shares on the London Stock Exchange from January 1, 1998 to December 31, 1999 were as follows:

                                                   HIGH SALES       LOW SALES
QUARTER ENDED                                         PRICE           PRICE
-------------
                                                ---------------    ------------
                                                     (pound)        (pound)

March 31, 1998...............................        0.465             0.425
June 30, 1998................................        0.43              0.175
September 30, 1998...........................        0.20              0.1275
December 31, 1998............................        0.135             0.105

March 31, 1999...............................        0.215             0.11
June 30, 1999................................        0.195             0.1875
September 30, 1999...........................        0.1925            0.175
December 31, 1999............................        0.175             0.105


The high and low quarterly sales prices (in US dollars) of the Company's ADSs, as evidenced by ADRs, on the NYSE from January 1, 1998 to December 31, 1999 were as follows:

                                                    HIGH SALES       LOW SALES
QUARTER ENDED                                       PRICE            PRICE
-------------
                                                    -------------  -----------
                                                    $                $

March 31, 1998...............................          3.9375          3.4375
June 30, 1998................................          3.75            1.6250
September 30, 1998...........................          1.6875          0.9375
December 31, 1998............................          1.4375          0.8125



March 31, 1999...............................          2.19            1.13
June 30, 1999................................          1.88            1.25
September 30, 1999...........................          1.63            0.88
December 31, 1999............................          1.38            0.81

On February 29, 2000, the mid-market closing price of Huntingdon's Ordinary Shares was(pound)0.08 and was $0.69 per ADR.

The Board does not expect to declare or pay cash dividends on Huntingdon's Ordinary Shares in the near future. The Board of Directors will determine the extent to which legally available funds will be used to pay dividends. In making decisions regarding dividends, the Board will exercise its business judgment and will take into account such matters as results of operations and financial condition and any then-existing or proposed commitments for the use of available funds.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated statement of operations and operating data for the years ended December 31, 1999, 1998, 1997 and 1996 the three months ended December 31, 1995 and the twelve months ended September 30, 1995 and the consolidated balance sheet data as of December 31, 1995 through 1999 were derived from Huntingdon's audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K beginning on page 23.

The Company reports primarily in UK GAAP as it is incorporated in the UK and the majority of its operations and assets are based in the UK. The following financial information has been prepared under the general accepted accounting principles of the United States of America.


                                                   12 Months Ended                        3 Months Ended      12 Months Ended
                                                     December 31                           December 31         September 30
                                ------------- ------------- ------------ -------------  ------------------- --------------------
                                    1999          1998          1997          1996            1995                    1995
(AMOUNTS IN STERLING THOUSANDS, EXCEPT PER SHARE DATA)

OPERATING STATEMENT DATA

Revenues                              58,215        52,616       63,689        73,564         14,285               81,877
Net (loss)/income                    (4,095)      (24,437)      (2,882)         7,871        (3,001)             (31,538)
Operating (loss)/profit              (1,821)      (28,234)      (5,065)        11,799          1,397                7,196
(Loss)/earnings per share -   (pound)(0.014)(pound)(0.142)(pound)(0.026)  (pound)0.073 (pound)(0.028)       (pound)(0.316)
basic (A)



                                                            As at December 31
                                   ------------- ------------- ------------- ------------- ------------
                                       1999          1998          1997          1996         1995
(AMOUNTS IN STERLING THOUSANDS)
BALANCE SHEET

Total Assets                           98,635      110,137       112,461       108,924      103,771
Long-term debt                         31,023       54,688        33,691        42,654       50,377
Shareholders' equity                    9,216       13,311        17,362        14,586        6,601


(A)      Based  upon  an  average  of  291,010,294  (1998:   172,199,772;
         1997:   112,935,450;   1996: 108,492,218; 1995: 99,865,393)
         Ordinary Shares outstanding.

(B)      Significant changes from 1996 to 1997 are explained in Item 1

(C)      The Company's year end was changed from September to December in 1995

(D)      See Item 7 for information relating to exchange rates.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

You should read the following together with the consolidated financial statements and the related notes included in this Annual Report on Form 10-k beginning on page 22. Certain statements in this section are "forward-looking statements." You should read the information under "Forward-Looking Statements" later in this section for special information about our presentation of forward-looking information.

Huntingdon is a leading CRO which provides an extensive range of pre-clinical and non-clinical services to the pharmaceutical, agrochemical and industrial chemical industries. The Company provides those services under contracts which may range from one day to three years. Income from these contracts is recognised on the basis of work done and variable costs are matched with such income. Contracts are generally terminable upon notice by the client with the client being responsible for reimbursing Huntingdon for the value of work done to the date of cancellation plus the value of work required to wind down a study on an orderly basis.

The Company's business is characterised by high fixed costs, in particular staff and facility related costs. Such a high proportion creates favourable conditions for the Company as excess capacity is utilised but, during periods of declining revenue, careful planning is required to reduce costs without impairing revenue generating activities.

RESULTS OF OPERATIONS

12 months ended December 31 1999 compared with the 12 months ended December 31 1998.

Revenues in the twelve months ended December 31, 1999 were (pound)58.2 million, an increase of 11% on revenues of (pound)52.6 million for the twelve months ended December 31, 1998. The recovery in the volume and value of orders placed following the refinancing in September 1998, noted in the final quarter of 1998, continued throughout 1999.

Cost of sales fell by 9% to (pound)51.5 million for the twelve months ended December 31, 1999 from (pound)56.7 million for the twelve months ended December 31, 1998 despite the increase in revenues. Huntingdon's operating capacity was reduced throughout 1998 through natural attrition and the closure of the Wilmslow Research Centre. In addition a cost reduction program was announced by new management in December 1998. This was designed to align operations with current sales levels and has produced targeted savings of (pound)6 million per year.

Selling and administrative expenses fell by 2% to (pound)9.0 million for the twelve months ended December 31, 1999 from (pound)9.2 million in the twelve months ended December 31, 1998, due to lower commission expenses.

Other operating income in the twelve months ended December 31, 1999 comprised a profit of (pound)1.8 million on the sale of the Wilmslow Research Centre, offset by a loss of (pound)1.3 million to write off assets that are not Year 2000 compliant. In the twelve months ended December 31, 1998 other operating expenses were (pound)14.9 million. For further detail see - "12 months ended December 31, 1998 compared with the 12 months ended 31 December 1997".

Net interest expense fell by 29% to (pound)3.9 million for the twelve months ended December 31, 1999 from (pound)5.5 million in the twelve months ended December 31, 1998. Interest expense in 1998 included (pound)1.2 million relating to the review and renewal of borrowing facilities.

The unrealised loss on exchange of (pound)0.7 million arose on net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the twelve months to December 31, 1998 sterling strengthened against the dollar resulting in a (pound)0.2 million gain on exchange.

Taxation relief on losses for the twelve months ended December 31, 1999 was (pound)2.3 million representing relief at 36% compared to (pound)9.0 million representing relief at 27% for the twelve months ended December 31, 1998. The difference in effective tax rates is due to a combination of exchange losses not taxable, changes in tax rates and the effect of non-taxation of other operating income/expense.

The overall net loss for the twelve months ended December 31, 1999 was (pound)4.1 million compared to a loss of (pound)24.4 million in the twelve months ended December 31, 1998. The 1999 loss per share was (pound)0.014, compared to a loss per share of (pound)0.142 last year on shares in issue of 291,010,294 (1998, 172,199,772).

12 months ended December 31, 1998 compared with the 12 months ended December 31, 1997.

Beginning mid 1997, orders and backlog declined sharply following the allegations of malpractice and mistreatment of animals. This continued to have an impact in 1998, but by the end of the year, after the refinancing noted below, client confidence began to return and a modest increase in order volume was being experienced. Although full year 1998 new orders were 3% lower than 1997, the year-end backlog was up 7% from 1997 and 12% ahead of the August 1998 level.

The revenue decline in 1998 was more dramatic than the fall in orders due to the long term nature of many of the contracts under which Huntingdon does business, and reflected the steep reduction in orders in 1997. Revenues at (pound)52.6 million in 1998 were 17% down from 1997 revenue of (pound)63.7 million. The Company's operating capacity, which had increased modestly in 1997 before the full impact of the order rate decline was felt, was reduced throughout the year through natural attrition and the closure of the Wilmslow Research Centre. However, new management believed that further reductions were appropriate to align staffing with the reduction in revenues which the Company had experienced, and in December 1998 a cost reduction program was announced. This included the elimination of approximately 150 positions and the rationalisation of capabilities within the UK. This program is intended to reduce the total cost base by approximately (pound)6 million per annum.

Overall operating costs (before other operating expenses) in 1998 were up (pound)0.7m to (pound)65.9m (1% up on 1997).

Other operating expenses during the year were(pound)14.9 million
(1997:(pound)3.5 million).  These arose from:

(i) Closure of the Company 's UK site at Wilmslow and write down of related assets. Redundancy and related costs amount to (pound)0.4 million and asset write down (pound)2.9 million.

(ii)The  December  1998  cost   reduction   program   designed  to   rationalise
    capabilities in the UK. The cost of this program is (pound)3.4 million including asset write offs of (pound)0.5 million.

(iii) The write off of the unamortised balance of the goodwill arising on the acquisition of businesses in 1995 of (pound)7.3 million. Following the decline in revenues and the successful integration of the businesses, this no longer has any intrinsic value.

(iv) A review of asset values in the UK resulting in accelerated depreciation of(pound)0.9million.

Net interest expense rose by (pound)1.9 million (51%) to (pound)5.5 million in 1998. In part this arose from the increase in net bank debt during 1997 and a further increase in debt in the first eight months of 1998. (At March 31, 1997 net bank debt was (pound)13.5 million and peaked in August 1998 at approximately (pound)25 million). In addition, the need to review the facility in February 1998 and August 1998, coupled with the complete renegotiation of the facility in September 1998, led to charges of (pound)1.2 million in respect of the facility during 1998 (1997: (pound)0.1 million).

Taxation relief on losses at (pound)9.0 million represent relief at 27% versus the UK statutory rate of 31%. This reduction arises primarily from the lack of relief on the write off of goodwill.

Overall the net loss at (pound)24.4 million is (pound)21.5 million higher than the net loss of (pound)2.9 million reported in 1997. Net loss per share has risen from (pound)0.026 for 1997 to (pound)0.142 for 1998.

LIQUIDITY & CAPITAL RESOURCES

During the twelve months ended December 31, 1999 funds absorbed were (pound)8.8 million, which includes the repayment of short term borrowings of (pound)0.8 million, reducing cash in hand and on short term deposit from (pound)14.1 million at December 31, 1998 to (pound)5.3 million at December 1, 1999. The funds were utilised as follows:


                                                   1999
                                                 (pound)m
Operating loss (1)                                (2.3)
Depreciation                                       5.9
Cost reduction program                            (2.1)
Working capital movements                         (1.6)
Interest                                          (3.8)
Proceeds from sale of Wilmslow                     4.2
Capital expenditure                               (3.0)
Loan repayments                                   (6.1)
                                              ---------------
                                                   8.8
                                              ---------------
(1)  Before other operating income of(pound)0.5 million

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

On September 2, 1998 a group of new investors subscribed (pound)15 million for 120 million ordinary shares whilst existing shareholders and institutional investors took up a further 57 million shares, contributing (pound)7.1 million. After expenses of (pound)1.7 million, the issue of shares raised (pound)20.4 million. On the same date Huntingdon's bankers agreed to confirm and fix Huntingdon's facilities at (pound)24.5 million until August 31, 2000 and this amount was fully drawn down.

On September 1, 1999 the sale of the Wilmslow Research Centre was completed. Part of the proceeds from this site ((pound)1.9 million) were used to repay bank debt and the facility was reduced accordingly. Interest is payable in quarterly breaks at "LIBOR" plus 1.75% per annum in respect of drawings up to (pound)19,500,000 and LIBOR plus 2% in respect of drawings over
(pound)19,500,000. The interest rate payable at December 31,1999 is 7.83% on (pound)19,500,000 and 8.08% on (pound)3,086,000.

As this facility is confirmed to August 31, 2000 the bank debt is now shown in current liabilities. The Company is currently involved in negotiations to provide adequate financing following the expiry of these loans. This finance can be asset backed or supported by projected cash flows. The negotiations are at an early stage and there is substantial doubt as to the outcome as there are uncertainties involved in either approach. In the light of the above the directors have formed a judgement that it is appropriate to adopt the going concern basis in preparing the accounts. The financial statements do not include any adjustments that would result from an inability to secure adequate financing.

The remainder of Huntingdon's long term financing is provided by Convertible Capital Bonds repayable in 2006. These Bonds, totalling $50 million, were issued in 1991 and remain outstanding as at December 31, 1999. They carry interest at 7.5% per annum, payable at six-monthly breaks in March and September. The conversion rate, which is based upon a fixed rate of exchange of (pound)1.00=US $1.6825 is 242.3 pence per Ordinary Share and is subject to adjustment in certain circumstances.

The balance of the consideration payable for the purchase of the Wilmslow Research Centre (acquired in 1997) which remained outstanding as at December 31, 1998 ((pound)3.3 million) was repaid during the year.

EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

In the twelve months to December 31, 1999 following the weakening of sterling against the US dollar, net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) have increased in value on consolidation to sterling. This does not affect the cash flow of Huntingdon but has increased the reported loss before tax, accounting largely for the unrealised loss on exchange of (pound)0.7 million reported in these results. This compares with an exchange gain in the twelve months to December 31, 1998 of (pound)0.2 million.

Interest on the Convertible Capital Bonds is payable half-yearly (in March and September) in US dollars and the impact of fluctuations in the exchange rate between sterling and US dollars is offset by US dollar denominated revenues receivable by Huntingdon. Although reported results have been affected partially by conversion into sterling of the Bonds on consolidation and there may be an impact in the future, Management has decided not to hedge against this exposure. Such a hedge might impact upon Huntingdon's cash flow compared with movements on the Bonds which do not affect cash flow in the medium term. Huntingdon's current treasury policy does not include any hedging or derivative activity.

Huntingdon operates on a world-wide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 14% of total revenues, and exchange rate fluctuations have an impact on the relative price competitiveness of Huntingdon vis a vis competitors who trade in currencies other than sterling or dollars.

Exchange rates for translating sterling into US dollars were as follows:

          YEAR ENDED                   AT SEPTEMBER 30           AVERAGE RATE (1)         HIGH (2)        LOW (2)
         SEPTEMBER 30
-------------------------------    ------------------------    ---------------------     -----------    ------------
             1995                           1.58                       1.59                 1.61           1.56
          YEAR ENDED                   AT DECEMBER 31            AVERAGE RATE (1)         HIGH (2)        LOW (2)
         DECEMBER 31
-------------------------------    ------------------------    ---------------------     -----------    ------------
             1996                           1.71                       1.57                 1.66           1.52
             1997                           1.64                       1.64                 1.69           1.60
             1998                           1.66                       1.66                 1.70           1.64
             1999                           1.61                       1.62                 1.66           1.57
THREE MONTHS ENDED DECEMBER 31         AT DECEMBER 31            AVERAGE RATE (1)         HIGH (2)        LOW (2)
-------------------------------    ------------------------    ---------------------     -----------    ------------
             1995                           1.55                       1.55                 1.58           1.54


(1) Based on the average of the exchange rates on the last day of each month during the period.

(2) Based on the monthly average of the daily average rate.

On March 24,  2000 the noon buying rate for sterling was $1.5887   =(pound)1.00

Huntingdon has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expects this situation to continue.

Whilst the UK has not at this time entered the European Monetary Union, Huntingdon has ascertained that its financial systems are capable of dealing with Euro denominated transactions. In addition, these systems ensure that Huntingdon, if ever required to do so, will be able to report in Euros.

COMPETITION

Competition in both the pharmaceutical and non-pharmaceutical market segments ranges from in-house research and development divisions of large pharmaceutical, agrochemical and industrial chemical companies, who perform their own safety assessments to contract research organisations like Huntingdon, who provide a full range of services to the industries and niche suppliers focussing on specific services or industries.

This competition could have a material adverse effect on Huntingdon's net revenues and net income, either through in-house research and development divisions doing more work internally to utilise capacity or through the loss of studies to other competitors on pricing. As Huntingdon operates on an international basis, movements in exchange rates, particularly against sterling, can have a significant impact on its price competitiveness.

INDUSTRY CONSOLIDATION

The process of consolidation within the pharmaceutical industry should accelerate the move towards outsourcing work to contract research organisations such as Huntingdon in the longer term as resources are increasingly invested in in-house facilities for discovery and lead optimisation, rather than development and regulatory safety evaluation. However, in the short term, there is a negative impact with development pipelines being rationalised and a focus on integration rather than development. This can have a material adverse impact on Huntingdon's net revenues and net income.

INFLATION

While most of Huntingdon's net revenues are earned under fixed price contracts, the effects of inflation do not generally have a material adverse effect on its operations or financial condition as only a minority of the contracts have a duration in excess of one year.

YEAR 2000

The Company completed its Year 2000 compliance program in December 1999. Where necessary, items of computer hardware, software and other equipment relying on computer related technologies were upgraded or replaced and the Company has experienced no disruption to its operations as a result of equipment or computer failures. Equally there has been no disruption caused by problems at the Company's clients or suppliers.

The Company currently estimates that the amounts that have, or will be, expensed as incurred over the three year period to December 31, 2000 will total between (pound)1,900,000 and (pound)2,000,000. Of this amount a total of (pound)1,818,000 has been incurred and expensed in the two years to December 31, 1999 ((pound)1,808,000 in 1999 and (pound)10,000 in 1998). The amounts that will be capitalised have primarily been incurred in the two years to December 31, 1999 and are estimated at (pound)1,500,000 ((pound)1,203,000 in 1999 and (pound)275,000 in 1998).

The Company is continuing to monitor for potential issues through 2000, but believes that Year 2000 compliance will have no material adverse effect on the results of its operations.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognise all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAB Statement No. 133", this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is in the process of analysing the impact of the adoption of this statement on its consolidated financial statements.

FORWARD LOOKING STATEMENTS

Statements in this management's discussion and analysis of financial condition and results of operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Huntingdon) that look forward in time, are forward looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Huntingdon believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Huntingdon's ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Huntingdon's filings with the Securities and Exchange Commission, including without limitation this annual report on Form 10-K.


ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

INTEREST RATES

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has a cash flow exposure on its bank loans due to its variable LIBOR pricing. In the 12 months ended December 31, 1999 a 1% change in LIBOR would have resulted in a fluctuation in interest expense of approximately (pound)240,000.

FOREIGN EXCHANGE RISK

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Exchange Rate Fluctuations and Exchange Controls.

For disclosure of other risks see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              Page


Report of Deloitte & Touche - Independent Auditors......................  20

Report of Arthur Andersen - Independent Auditors........................  21

Consolidated Balance Sheets - December 31, 1999 and 1998................  22

Consolidated Statements of Operations  - Years ended
December 31, 1999, 1998 and 1997........................................  23

Consolidated  Statements  of  Changes in Stockholders'
Equity  - Years  ended December 31, 1999, 1998 and 1997................   24

Consolidated  Statements of Cash Flows - Years ended
December 31, 1999, 1998 and 1997.......................................   25

Notes to Consolidated Financial Statements.............................   26

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Huntingdon Life Sciences Group plc, Huntingdon, Cambridgeshire, England

We have audited the accompanying consolidated balance sheet of Huntingdon Life Sciences Group plc and subsidiaries as of December 31, 1999, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United Kingdom, which do not differ in any material respects from generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntingdon Life Sciences Group plc at December 31, 1999 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements for the year ended December 31, 1999 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's ability to refinance the bank loans due August 31, 2000 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche

Chartered Accountants

Cambridge

England

March 30, 2000

REPORT OF INDEPENDENT AUDITORS

To the Board of Huntingdon Life Sciences Group plc

We have audited the accompanying consolidated balance sheet of Huntingdon Life Sciences Group plc and subsidiaries as of December 31, 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years ended December 31, 1998 and 1997.

Respective responsibilities of directors and auditors
The  financial   statements  and  the  financial  statements  schedule  are  the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

Basis of opinion
We conducted our audits in accordance with United Kingdom auditing standards which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Going concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's ability to refinance the bank loans due August 31, 2000 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note
3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Opinion
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntingdon Life Sciences Group plc and subsidiaries as of December 31, 1998 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


Arthur Andersen
Chartered Accountants
Cambridge
England
April 30, 1999 (except with respect to the matter discussed in Note 3, as to which the date is March 30 2000)


Huntingdon Life Sciences Group plc and subsidiaries
Consolidated Balance Sheets

                                                                                            December 31,
                                                                                      1999             1998
                                                                               (pound)'000      (pound)'000
ASSETS
Current assets:
Cash and cash equivalents                                                            5,258           14,080
Accounts receivable net of allowance for
uncollectible amounts of(pound)115,000                                               9,595            7,791
(1998 pound)111,000)
Unbilled receivables                                                                 5,689            4,060
Inventories                                                                            803            1,137
Prepaid expenses and other                                                           1,233            1,441
Deferred  income taxes                                                                 825              873
                                                                               ------------     ------------
Total current assets                                                                23,403           29,382
                                                                               ------------     ------------

Property and equipment; net                                                         68,969           75,416
                                                                               ------------     ------------

Investments                                                                             79              154
Unamortised costs of raising long term debt                                            692              882
Deferred income taxes                                                                5,492            4,303
                                                                               ------------     ------------
Total assets                                                                        98,635          110,137
                                                                               ------------     ------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                     3,982            4,034
Accrued payroll and other benefits                                                     760            1,094
Accrued expenses and other liabilities                                               4,593            4,651
Fees invoiced in advance                                                             9,317            8,340
Short term debt                                                                     22,656            4,116
                                                                               ------------     ------------
Total current liabilities                                                           41,308           22,235
                                                                               ------------     ------------
Long term debt                                                                      31,023           54,688
                                                                               ------------     ------------
Other long term liabilities                                                          2,977            4,618
                                                                               ------------     ------------
                                                                               ------------     ------------
Deferred income taxes                                                               14,111           15,285
                                                                               ------------     ------------
Shareholders' Equity: 5p Ordinary Shares;
Authorised-at December 31, 1999 400,000,000 (1998, 400,000,000);
Issued and outstanding-at December 31, 1999 291,010,294 (1998, 291,010,294)         14,550           14,550
Paid in capital                                                                     25,100           25,100
Retained deficit                                                                  (30,434)         (26,339)
                                                                               ------------     ------------
Total shareholders' equity                                                           9,216           13,311
                                                                               ------------     ------------
Total liabilities and shareholders' equity                                          98,635          110,137
                                                                               ------------     ------------


The accompanying notes are an integral part of these consolidated financial statements.


Huntingdon Life Sciences Group plc and subsidiaries
Consolidated Statements of Operations
                                                                Year Ended December 31,
                                                           1999             1998               1997
                                                    (pound)'000      (pound)'000        (pound)'000
Revenues                                                 58,215           52,616             63,689
Cost of sales                                          (51,517)         (56,739)           (56,136)
                                                    ------------     ------------       ------------
Gross profit/(loss)                                       6,698          (4,123)              7,553
Selling and administrative expenses                     (9,026)          (9,200)            (9,069)
Other operating income/(expense)                            507         (14,911)            (3,549)
                                                    ------------     ------------       ------------
Operating loss                                          (1,821)         (28,234)            (5,065)
Interest income                                             353              375                546
Interest expense                                        (4,283)          (5,882)            (4,197)
Other (expense)/income                                    (687)              321              1,001
                                                    ------------     ------------       ------------
Loss before income taxes                                (6,438)        (33,420 )           (7,715 )
Income taxes                                              2,343            8,983              4,833
                                                    ------------     ------------       ------------
Net loss                                                (4,095)        (24,437 )            (2,882)
                                                    ------------     ------------       ------------

Loss per share
 -basic                                          (pound)(0.014)   (pound)(0.142)     (pound)(0.026)
 -diluted                                        (pound)(0.014)   (pound)(0.142)     (pound)(0.026)
                                                          (000)            (000)              (000)
Weighted average shares outstanding
 -basic                                                 291,010          172,200            112,935
 -diluted                                               291,010          172,200            112,935


The accompanying notes are an integral part of these consolidated financial statements.



Huntingdon Life Sciences Group plc and subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
                                                    Ordinary      Paid in       Retained
                                                      Shares      Capital       Earnings      Total
                                                 (pound)'000  (pound)'000    (pound)'000    (pound)'000
Balance, December 31, 1996                             5,429        8,393            764        14,586
Net loss for year                                          -            -        (2,882)       (2,882)
Exercise of Share Options                                  1            9              -            10
Issue of Shares                                          270        5,378              -         5,648
Transfers                                                  -        (108)            108             -
                                                     --------     ---------      ---------     --------
Balance, December 31, 1997                             5,700       13,672        (2,010)        17,362
Net loss for year                                          -            -       (24,437)       (24,437)
Issue of shares                                        8,850       11,536              -        20,386
Transfers                                                  -        (108)            108             -
                                                    ---------     --------       --------      ---------
Balance, December 31, 1998                            14,550       25,100        (26,339)        13,311
Net loss for year                                         -            -          (4,095)        (4,095)
                                                    ---------     ---------      --------      ---------
Balance, December 31, 1999                            14,550       25,100        (30,434)         9,216
                                                    ---------     ---------      ---------     ---------

The accompanying notes are an integral part of these consolidated financial statements.


Huntingdon Life Sciences Group plc and subsidiaries
Consolidated Statements of Cash Flows
                                                                               Year Ended December 31,
                                                                         1999           1998          1997
                                                                  (pound)'000    (pound)'000   (pound)'000
Cash flows from operating activities:
Net loss                                                              (4,095)       (24,437)       (2,882)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortisation                                           5,979         17,991         6,126
Deferred income taxes                                                 (2,324)        (8,444)       (3,113)
Provision for losses on accounts receivable                                 4             36             1
Profit on sale of property, plant and equipment                       (1,757)              -          (83)
Asset write down                                                        1,250              -             -
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid expenses        (3,045)          2,186         4,739
Inventories                                                               334            135            38
Accounts payable, accrued expenses and other liabilities and
accrued payroll and other benefits                                      (444)          (837)       (3,324)
Fees invoiced in advance                                                  977            493       (1,468)
Other liabilities                                                     (1,743)          3,264         1,150
                                                                     ------------   ------------  ---------
Net cash (used in)/provided by operating activities                   (4,864)        (9,613)         1,184
                                                                     ------------   ------------  ---------
Cash flows from investing activities:
Purchase of property, plant and equipment                             (3,024)        (2,419)      (14,501)
Proceeds from sale of property, plant and equipment                     4,214              5           205
                                                                     ------------   ------------  ---------
Net cash provided by/(used in) investing activities                     1,190        (2,414)      (14,296)
                                                                     ------------   ------------  ---------
Cash flows from financing activities:
Proceeds from issue of ordinary shares                                      -         20,386         5,658
Proceeds from long term borrowings                                          -          5,205         3,800
Repayments of long term borrowings                                      (136)          (551)          (32)
Proceeds from short term borrowings                                         -            747             -
Repayment of short term borrowings                                    (5,960)              -             -
Amortisation of loan costs                                                108            133           201
                                                                     ------------   ------------  ---------
Net cash (used in)/provided by financing activities                   (5,988)         25,920         9,627
                                                                     ------------   ------------  ---------
Effect of exchange rate changes on cash and cash equivalents              840          (256)           891
                                                                     ------------   ------------  ---------
(Decrease)/increase in cash and cash equivalents                      (8,822)         13,637       (2,594)
Cash and cash equivalents at beginning of year                         14,080            443         3,037
                                                                     ------------   ------------  ---------
Cash and cash equivalents at end of year                                5,258         14,080           443
                                                                     ------------   ------------  ---------

Supplementary disclosures:
Interest paid                                                         (4,173)        (5,717)       (4,434)
Income taxes received/( paid)                                              28            974          (98)

The accompanying notes are an integral part of these consolidated financial statements.


Huntingdon Life Sciences Group plc and subsidiaries
Notes to Consolidated Financial Statements December 31, 1999, 1998 and 1997

1. Business

The Company is a leading Contract Research Organisation, offering world-wide pre-clinical and non-clinical testing for biological safety and efficacy assessment which is necessary for the development of pharmaceuticals and chemicals. The Company serves the rapidly evolving requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that man uses, eats, and is otherwise exposed to. In addition, it tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.

2. Basis of Financial Statements

These financial statements are not the Company's primary financial statements and do not constitute statutory accounts within the meaning of Section 227 of the Companies Act 1985 of Great Britain. Such statutory accounts for the years ended December 31, 1997 and 1998 have been and for the year ended December 31,1999 will be delivered to the Registrar of Companies for England and Wales. The auditors have issued unqualified audit reports on these accounts.

These financial statements are prepared in conformity with the accounting principles generally accepted in the United States ("US GAAP"). These US GAAP statements are prepared solely for the purposes of preparing the Annual Report on Form 10-K. They are presented in pounds sterling since the United Kingdom is the country in which the Company is incorporated.

3. Summary of Significant Accounting Policies

A summary of the principal accounting policies, all of which have been applied consistently throughout the year ended December 31, 1999, and the preceding periods presented is set out below:

Basis of consolidation

The consolidated financial statements incorporate the accounts of the Company and each of its subsidiaries for the year ended December 31, 1999 and the preceding periods presented except as described below. The results of subsidiaries acquired or disposed of during any period are included in the Consolidated Statement of Operations from or to, the date on which control passed.

Travers Morgan Group ("TM")

Joint administrators were appointed to TM, on December 15, 1994. Upon granting of the administration order, control of the realisation of the assets and settlement of liabilities passed from the Company to the Administrator. Accordingly , the residual assets and liabilities of TM have not been included in the Consolidated Balance Sheet at December 31, 1997, December 31, 1998 and December 31, 1999. In addition, as full provision was made for the losses of TM at September 30, 1994, the results of TM have not been included in the Consolidated Statements of Operations for the 12 months ended December 31, 1997, December 31, 1998 and December 31, 1999.

Going concern

As stated in note 7, bank loans totalling (pound)22,586,000 are repayable on August 31, 2000. The directors are currently involved in negotiations to provide adequate financing following the expiry of these loans. This financing could be asset backed or supported by projected cash flows. The negotiations are at an early stage and there is substantial doubt as to the outcome as there are uncertainties involved in either approach.

In the light of the above the directors have formed a judgement that it is appropriate to adopt the going concern basis in preparing the accounts. The financial statements do not include any adjustments that would result from an inability to secure adequate financing.

Reclassifications

Certain figures in the accounts for the year ended December 31, 1998 have been reclassified so that their presentation mirrors that in the accounts for the year ended December 31, 1999. There are provisions for the pension costs which are now shown as other long term liabilities. In 1998 they were included in trade payables, accrued expenses and accrued payroll and benefits.

Summary of Significant Accounting Policies continued

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments with an original maturity date of three months or less at the date of purchase and consist principally of amounts temporarily invested in money market funds. Cash includes a restricted amount of $250,000 representing an irrevocable standby letter of credit issued to cover the Group's liabilities to a third party.

Financial instruments

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and long term and short term debt are not materially different from their carrying amounts as reported at December 31, 1999 and 1998 except for the Convertible Capital Bonds (see note 7).

Huntingdon Life Sciences Group plc and subsidiaries
Notes to Consolidated Financial Statements December 31, 1999, 1998 and 1997 continued

Inventories

Inventories are valued at the lower of cost, on a FIFO basis, or net realisable value after making due allowances for any obsolete items. They comprise materials and supplies.

Impairment of Long-Lived Assets

Long-lived assets are evaluated for possible impairment through a review of undiscounted expected future cash flows. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset or if changes in facts and circumstances indicate, an impairment loss is recognised.

Depreciation

The cost of depreciable assets is written off in equal monthly instalments over their expected useful lives as follows:

         Freehold buildings and facilities      15 - 50 years
         Plant and equipment                     5 - 15 years
         Vehicles                                     5 years
         Computer software                            5 years


Goodwill arising on consolidation

Goodwill, being the excess of the purchase consideration for subsidiary companies acquired over the fair values ascribed to their tangible net assets at the date of acquisition, is amortized over its expected useful life which is 40 years. In subsequent years, goodwill carried forward is assessed based on its fair value and any permanent impairment is written-off at the time it is identified.

Investments

On January 2, 1996 the Company entered into an agreement with Chugai Boyeki Co. Ltd to form a company, Huntingdon Life Sciences Co. Ltd owned 50% by each party. Huntingdon Life Sciences Co. Ltd is responsible for selling and marketing all Huntingdon services in Japan. This investment represents a joint venture which is accounted for using the equity method.

Taxation

The current charge for income taxes is calculated in accordance with the relevant tax regulations applicable to each entity in the Company. Deferred income taxes are recognised for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date. Deferred tax assets are recognised in full subject to a valuation allowance that reduces the amount recognised to that which is more likely than not to be realised.

Summary of Significant Accounting Policies continued

Revenue recognition

Revenues represent the value of work done for clients, exclusive of VAT or sales taxes. Billings in advance of work performed are recorded as fees invoiced in advance and included in current liabilities, while billings in arrears of work performed are included in current assets as amounts recoverable on contracts.

Contracts

Profit on contracts, irrespective of length, is taken as the work is carried out. The profit is calculated to reflect the proportion of the work performed, by recording turnover and related costs as contract activity progresses. Turnover is calculated as that proportion of total contract value which costs incurred to date bear to total expected costs for that contract. Full provision is made for losses on contracts when they are first foreseen.

Foreign currencies

Assets, liabilities, revenues and costs denominated in foreign currencies are recorded at the rates of exchange ruling at the dates of the transactions;
monetary assets and liabilities at the balance sheet date are translated at period end rates of exchange. All exchange differences thus arising are reported as part of the net income for the period.

On consolidation, the assets and liabilities of overseas subsidiaries are translated at the period end rates of exchange, and the revenues and costs are translated at monthly average rates of exchange. Translation adjustments where material are included as a separate component of stockholders' equity in the consolidated financial statements.

Leased assets

Assets held under the terms of capital leases are included in tangible fixed assets and are depreciated in accordance with the Company's policy. Obligations for future lease payments, less attributable finance charges are shown within liabilities and are analysed between amounts falling due within and after one year. Operating lease rentals are charged to the Consolidated Statement of Operations as incurred.

Pension costs

Contributions to defined contribution plans are charged to income in the period in which they accrue. Current service costs for defined benefit plans are also accrued in the period to which they relate. Prior service costs, if any, resulting from amendments to the plans are recognised and amortised over the remaining period of service of such employees.

Costs of raising long-term debt

The costs of raising long term financing are capitalised as an asset and are amortised, using the effective interest method, over the term of the loan. Convertible debt is reported as a liability unless conversion actually occurred.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting periods. Although these estimates are based upon management's best knowledge of current events and actions, actual results could differ from those estimates.

Loss per share

Loss per share is computed in accordance with FASB Statement No. 128, Earnings Per Share. Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted loss per share is similar to the computation of basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The potential dilution which could arise from outstanding share options and the Convertible Capital Bonds is not disclosed as any adjustments would be anti-dilutive.

Summary of Significant Accounting Policies continued

Segment Analysis

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the reporting of information about operating segments on an annual basis and is effective for fiscal years beginning after December 15, 1997. Except for geographic information (see Note 12), this statement did not result in any changes to the Company's presentation of financial and nonfinancial data in 1998. The Company's operating locations have been aggregated into a single reportable segment, as permitted under SFAS No. 131, since they have similar economic characteristics, products, production processes, types of customers and distribution methods.

Stock-Based Compensation

SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the average quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

New accounting standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognise all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAB Statement No. 133", this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is in the process of analysing the impact of the adoption of this statement on its consolidated financial statements.

4.  Property and Equipment

Property and equipment at December 31, 1999 and 1998 consists of the following:

                                                         1999           1998
                                                  (pound)'000    (pound)'000
Property and equipment at cost:
Freehold property                                       63,228        68,355
Plant equipment and vehicles                            55,810        61,622
Assets in the course of construction                     2,032         2,575
                                                  -------------    ---------
                                                       121,070       132,552
                                                  -------------    ---------
Less: Accumulated depreciation and amortisation         52,101        57,136
                                                  -------------    ---------
Property and equipment, net                             68,969        75,416
                                                  -------------    ---------

Depreciation  and  amortisation  expenses   aggregated   (pound)5,979,000  and
(pound)10,649,000 for 1999 and 1998 respectively.

The net book value of assets held under capital leases and included above under plant equipment and vehicles is as follows:

                                             Cost      Depreciation    Net book
                                                                         Value
                                      (pound)'000   (pound)'000    (pound)'000
At December 31, 1998                         325           134            191
At December 31, 1999                         314           82             232

5.  Goodwill
                                            1999                   1998
                                      (pound)'000            (pound)'000
Cost:                                      7,752                  7,752
                                       ---------------        -------------
Accumulated amortisation
Balance at beginning of period             7,752                    410
Charge in year                               -                    7,342
                                       ---------------        -------------
Balance at end of period                   7,752                  7,752
                                       ---------------        -------------
Net balance:                                 -                      -
                                       ---------------        -------------

The unamortised balance of the goodwill arising on the acquisition of businesses by the Company in 1995 was written off in 1998. Due to the decline in revenues and the re-naming and successful integration of the Princeton and Eye sites acquired in 1995, the unamortised balance of goodwill acquired at that time, (pound)7,342,000, was written off following an impairment review.


6. Taxes on Income

The components of loss before taxes and the related benefit for tax relief on losses for 1999, 1998 and 1997 are as follows:

Loss before taxes                                                1999             1998              1997
                                                          (pound)'000      (pound)'000       (pound)'000
United Kingdom                                                  6,019           30,000             5,171
United States                                                     419            3,420             2,544
                                                         -------------    -------------     -------------
                                                                6,438           33,420             7,715
                                                         -------------    -------------     -------------

Benefit for income taxes                                         1999             1998              1997
                                                          (pound)'000      (pound)'000       (pound)'000

UK tax calculated at 30% (1998 and 1997: 31%)                      28              539             1,843
Deferred taxation                                               2,315            8,444             2,990
                                                         -------------    -------------     -------------
                                                                2,343            8,983             4,833
                                                         -------------    -------------     -------------

The differences between the benefit for income taxes and income taxes computed using the UK corporation tax rate for 1999, 1998 and 1997 are as follows:

                                                                           % of Income before Income Taxes
                                                                          1999            1998          1997
                                                                             %               %             %
UK statutory rate                                                           30              31            31
Effect of non taxation of profit on sale of fixed assets, goodwill &         6             (7)             8
exceptional bad debt recovery
Increase in taxes arising from effect of foreign earnings                    -               1             4
Exchange loss not taxable                                                  (5)               -            (4)
Effect of reduction in UK tax rate on deferred tax                           5               -            18
Prior year adjustments                                                       -               2             7
Permanent differences                                                        -               -            (1)
                                                                       --------         -------       -------
Effective tax rate                                                          36              27            63
                                                                       --------         -------       -------

6. Taxes on Income continued

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1999 and 1998 are as follows:


                                                    1999              1998
                                             (pound)'000       (pound)'000

Current deferred tax assets
Liabilities not currently deductible                 825               873
                                            -------------     -------------
                                                     825               873
                                            -------------     -------------
Non current deferred tax assets
Net operating losses                               5,492             4,303
                                            -------------     -------------
                                                   5,492             4,303
                                            -------------     -------------
Non current deferred tax liabilities
Property and equipment                            18,915            19,849
Net operating losses                             (4,804)           (4,564)
                                            -------------     -------------
                                                  14,111            15,285
                                            -------------     -------------

Net operating losses are set off against tax liabilities to the extent that is allowed under UK tax legislation. Of these tax losses (pound)7,150,000 have no expiry date, (pound)850,000 expire in 2011 and (pound)2,296,000 expire in 2012.

The Company has not provided a valuation allowance on deferred tax assets because those amounts are expected to be realised through taxable income from future operations.

No account is taken of the benefits of capital losses incurred in prior years as the Company would be required to make a capital gain before such losses could be utilised.


7.   Short and Long Term Debt

                                                  1999              1998
                                           (pound)'000       (pound)'000
Bank overdrafts and loans - short term:
Bank loans                                      22,586               747
Non bank loans                                       -             3,300
Capital leases                                      70                69
                                           ------------     -------------
                                                22,656             4,116
                                           ------------     -------------
Loans - long term:
Bank loans repayable on August 31, 2000              -            24,500
Capital leases                                       -               136
Convertible Capital Bonds                       31,023            30,052
                                           ------------     -------------
                                                31,023            54,688
                                           ------------     -------------


The bank loan is repayable on August 31, 2000 and hence is shown in amounts falling due within one year. Interest is payable in quarterly breaks at "LIBOR" plus 1.75% in respect of drawings up to (pound)19,500,000 and LIBOR plus 2% in respect of drawings over (pound)19,500,000. The interest rate payable at December 31, 1999 is 7.83% on (pound)19,500,000 and 8.08% on (pound)3,086,000.


7.   Short and Long Term Debt continued

The bank loans are secured by guarantees from the Company, Huntingdon Life Sciences Ltd., and Huntingdon Life Sciences Inc., together with charges over the assets of those Companies. The non-bank loan was secured by charges over the assets of the Wilmslow Research Centre and bore no interest.

All capital leases are repayable within one year.

On August 12, 1991, an issue of US $50,000,000 7 1/2% Convertible Capital Bonds, 2006, ("the Bonds"), was made by a subsidiary company, HIH Capital Ltd. The Bonds are guaranteed on a subordinated basis by the Company, and are convertible by the holders at any time into Redeemable Preference Shares of HIH Capital Ltd., which in turn are immediately exchangeable for Ordinary Shares of 5 pence each in the Company. The conversion rate, which is based upon the paid-up value of the Redeemable Preference Shares and a fixed rate of exchange of (pound)1.00=US $1.6825, is 242.3 pence per Ordinary Share (1998: 242.3 pence) and is subject to adjustment in certain circumstances. At this conversion rate the number of Ordinary Shares to be issued on conversion and exchange of each unit of US $1,000 comprised in a Bond would be 245 (1998: 245). The proceeds of the Bonds issue of US $47,300,000 were passed to the Company by HIH Capital Ltd., in consideration for the issue of US $50,000,000 Debenture, on terms similar to those of the Bonds. The (pound)1,590,000 costs of issuing the Bonds are amortised over the life of the Bonds and together with the interest payable are charged to the Consolidated Income Statement using the effective interest method.

The Bonds are redeemable by the holders at the maturity date and by the Company at any time. To date no Bonds have been redeemed.

Fair value of financial instruments

Cash and cash equivalents are held on short term deposit at commercial rates. Long term loans are offered to the Company at fair rates of interest for similar debt. Accordingly the carrying values approximate to the fair value. The Convertible Capital Bond is however a negotiable instrument and the fair value is the quoted market price. The estimated fair value of the Bonds are as follows:

                                              1999                 1998
                                       (pound)'000          (pound)'000
           Carrying Amount                  31,023               30,052
           Fair value                       18,769               24,793


8.   Other Long Term Liabilities

                                              1999                 1998
                                       (pound)'000          (pound)'000
           Restructuring                        60                2,086
           Pension liabilities               2,403                2,047
           Other                               514                  485
                                     --------------    -----------------
                                             2,977                4,618
                                     --------------    -----------------

9.  Stockholders' Equity

Ordinary shares

The authorised share capital of the Company as at December 31, 1996 and December 31, 1997 was (pound)7,000,000, comprising 140,000,000 ordinary shares of 5p each. This was increased in 1998 to (pound)20,000,000 comprising 400,000,000 ordinary shares of 5p each.

At an Extraordinary General Meeting on September 2, 1998 shareholders approved a subscription of 120,000,000 and a placing and open offer of 57,003,431 shares at
12.5 pence. The shares not taken up by existing qualifying shareholders were placed by Kleinwort Benson Securities Limited with institutional investors in the UK. These transactions raised (pound)20.4M net of expenses. The issue discount before expenses was 36 per cent as compared with 19.5 pence per share, being the London Stock Exchange middle market price at the time the issue price was agreed. However, the issue price net of expenses represented a 6 per cent discount to the price of the Company's ADR's on the New York Stock Exchange at the time that the price was agreed. Dealings commenced in these new Ordinary shares on September 3, 1998 and the discount at that time was 4 per cent as compared with the then prevailing middle market price on the London Stock Exchange.

Paid in Capital

This is not distributable.

(Loss) / earnings per share

The computation of loss per share is as follows:

                                    1999             1998              1997
Numerator
Net loss ((pound)'000)             4,095            24,437            2,882
Denominator
Weighted average
Shares outstanding (000)          291,010           172,200          112,935
Loss per share              (pound)(0.014)   (pound)(0.142)    (pound)(0.026)


The potential dilution, which could arise from outstanding share options and the Convertible Capital Bonds in all three years is not disclosed as any adjustments would be anti-dilutive.

Share option plans

On April 8, 1983, the Company adopted the Unapproved Share Option Plan (the "Unapproved Plan") pursuant to which options to acquire Ordinary Shares could be granted to any eligible employee or Director. Options may be exercised, subject to certain exceptions, in respect of 50% of the shares allocated from the second anniversary of the date of the grant and in respect of 100% of the shares from the third anniversary. Options lapse on the seventh anniversary.

On January 29, 1985, the Company adopted a second share option plan, the Approved Management Share Option Plan (the "Approved Plan"), which has been approved by the Board of Inland Revenue (the "Inland Revenue") pursuant to the Finance Act 1984. The rules of the Approved Plan broadly follow those of the Unapproved Plan, except that an option may be exercised, subject to certain exceptions, only between three and ten years after it is granted.

Both the Unapproved Plan and the Approved Plan terminated on December 31, 1997 with respect to the grant of new options. Options outstanding at that date are not affected by such termination.

9.  Stockholders' Equity continued

Under the terms of the plans, the following Options to purchase Ordinary Shares of 5p in the Company have been granted but not relinquished or exercised as at December 31, 1999.


 Date of grant           Number of shares     Option price
                           outstanding

UNAPPROVED  PLAN
 December 18, 1995          112,500               (pound)0.77
 November 21,1996            60,000                     $1.60
 December 1, 1997           100,000               (pound)0.50
 December 31, 1997          522,920              (pound)0.465
 December 31, 1997          680,000                     $0.77

APPROVED PLAN
 February 13, 1995         202,500               (pound)0.49
 December 11, 1995         640,000               (pound)0.78
 December 11, 1995         130,000                     $1.19
 December 18, 1995          64,000               (pound)0.77
 November 21,1996          560,000               (pound)0.95
 December 31, 1997         580,000              (pound)0.465


Other share options

At the Extraordinary General Meeting held on September 2, 1998 the Shareholders approved a new option scheme (the rules of which were amended at the Annual General Meeting held on June 3, 1999) and a separate Option Agreement with Mr
Baker:

a. The Huntingdon Life Sciences Group Unapproved Share Option Scheme ("Unapproved Scheme")

(i) 8,000,000 Founder Options had been granted but not relinquished or exercised at December 31, 1999. They are exercisable from the third anniversary of the date of the grant subject to the share price reaching the following pre-determined targets for a period of seven consecutive dealing days at any time after January 1, 1999.

    Target price per share       Proportion of options exercisable
              25p                               25%
              50p                               50%
              75p                               75%
             100p                              100%

(ii) 2,000,000 options, other than Founder Options, which are generally exercisable between the third and tenth anniversary of the date of grant subject to the attainment of performance related conditions were granted on March 29, 1999 at a Subscription Price of 19.25 pence each and remained outstanding on December 31, 1999.

All options lapse on the tenth anniversary.

b.       Option Agreement

Mr Baker was granted Options over 5,000,000 Ordinary Shares of 5p in the Company, the principal terms of which are the same as those applicable to the Founder Options referred to above.

9.  Stockholders' Equity continued

Huntingdon Life Sciences Group Incentive Option Plan

Details of the Huntingdon Life Sciences Group Incentive Option Plan ("Incentive Plan"), which was adopted on June 3, 1999, were included in the circular to shareholders dated April 30, 1999. As stated therein the Incentive Plan was introduced to run alongside the Scheme described above and is designed to reward short term improvement in financial performance. Options are available for grant to management and senior staff, subject to the achievement of a performance measure and personal performance conditions. Options have been granted to such employees subject to a performance measure designed to reward the recipients for returning the Company to profit before interest and tax in the final quarter of 1999 with continual improvement forecast thereafter. It is intended that further grants will be made in respect of each financial year. Options may generally be exercised from the third anniversary of the date of grant. Options lapse on the tenth anniversary.



Date of grant          Number of shares outstanding    Option Price

June 28, 1999                  2,550,000              (pound)0.1925

September 6, 1999                100,000              (pound)0.175


Huntingdon Life Sciences Sharesave Scheme

The Huntingdon Life Sciences Sharesave Scheme ("Sharesave Scheme") was also adopted at the Annual General Meeting held on June 3, 1999 and the main terms thereof were summarised in the circular to shareholders referred to above. Approximately 55% of eligible employees, who will fund the exercise of their options with the proceeds of a related Save As You Earn (SAYE) savings contract, accepted the invitation to join the Sharesave Scheme. Options may generally be exercised from the third anniversary of the Bonus Date, which falls on November 1, 2002. Options generally lapse six months after the Bonus Date.



Date of grant            Number of shares outstanding      Option Price

September 9, 1999                 7,102,238               (pound)0.14



The following table sets forth certain information relative to the changes to options outstanding in the periods presented:


                                                                                                       Option Price
                                                                                                ----------------------------
                                              Unapproved           Approved       Unapproved        Dollars(pound) Sterling
                                                    Plan               Plan          Scheme*      per Share       per Share
Outstanding at January 1, 1997                 2,248,300          4,398,775                -      1.15 -1.60    0.49 - 0.95
Granted                                        3,050,020            650,000                -            0.77    0.465- 0.49
Options exercised                               (12,500)                  -                -              -            0.77
Rescinded                                    (1,808,750)        (1,407,075)                -      1.19 -1.60    0.49-  0.95
                                         ----------------   ----------------   --------------   ------------    ------------
Outstanding at December 31, 1997               3,477,070          3,641,700                -      0.77 -1.60     0.465- 0.95
Granted                                                -                  -       13,500,000              -             0.125
Rescinded                                    (1,204,950)        (1,057,750)                -      0.77-1.60      0.465- 0.95

                                         ----------------   ----------------   --------------   ------------    ------------
Outstanding at December 31, 1998               2,272,120          2,583,950       13,500,000      0.77-1.60      0.125-0.95
Granted                                                -                  -        2,000,000              -           0.125
Rescinded                                      (796,700)          (407,450)        (500,000)           0.77      0.125-0.95
                                         ----------------   ----------------   --------------   ------------    ------------
Outstanding at December 31, 1999               1,475,420          2,176,500       15,000,000      0.77-1.60      0.125-0.95
                                         ----------------   ----------------   --------------   ------------    ------------

9.  Stockholders' Equity continued

*and Option Agreement

                                                                                        Option Price
                                                                               --------------------------------
                                               Incentive          Sharesave        Dollars            Sterling
                                                    Plan             Scheme      per Share           per Share
Outstanding at January 1, 1997                         -                  -              -                   -

7
Granted                                                -                  -              -                   -
Options exercised                                      -                  -              -                   -
Rescinded                                              -                  -              -                   -
                                                      --
                                         ----------------   ----------------   ------------    ----------------
Outstanding at December 31, 1997                       -                  -              -                   -
Granted                                                -                  -              -                   -
Rescinded                                              -                  -              -                   -

                                         ----------------   ----------------   ------------    ----------------
Outstanding at December 31, 1998                       -                  -              -                   -
Granted                                        2,650,000          7,193,520              -         0.14-0.1925
Rescinded                                              -           (91,282)              -                0.14

                                         ----------------   ----------------   ------------    ----------------
Outstanding at December 31, 1999               2,650,000          7,102,238              -         0.14-0.1925
                                         ----------------   ----------------   ------------    ----------------


A summary of the status of the Company's option plans, schemes and agreements for the years ended December 31, 1997, December 31, 1998 and December 31, 1999 and changes during the years then ended is presented in the table and narrative below:


                                                             Years ended
                                       December 31, 1999        December 31, 1998     December 31, 1997
                                       -----------------        -----------------     ----------------
                                       Shares    Wtd Avg.      Shares    Wtd Avg.        Shares       Wtd
                                                 Ex Price                 Ex Price                  Avg. Ex
                                       (000)                    (000)                     (000)      Price

Outstanding at start of period           18,356(pound)0.26        7,119 (pound)0.60       6,647(pound)  0.80
Granted                                  11,843(pound)0.16       13,500 (pound)0.13       3,700(pound)  0.47
Exercised                                     -          -            -           -        (12)(pound)  0.77
Forfeited                                     -          -            -           -           -            -
Expired                                       -          -            -           -           -            -
Cancelled                               (1,795)(pound)0.46      (2,263) (pound)0.53     (3,216)(pound)  0.86
                                     ----------- ----------   ---------- -----------  ---------- ------------
Outstanding at end of period             28,404(pound)0.21       18,356 (pound)0.26       7,119(pound)  0.60

                                     ----------- ----------   ---------- -----------  ---------- ------------

Exercisable at end of year                    -                        -                         -
Weighted average fair value of      (pound)0.08              (pound)0.08             (pound)  0.30
options granted


The 28,404,158 options outstanding at December 31, 1999 have an exercise price between (pound)0.125 and (pound)0.95, with a weighted average exercise price of (pound)0.21 and a weighted average remaining contractual life of 7 years. 2,420,460 of these options are exercisable. The 11,843,520 options granted in 1999 have an exercise price of between (pound)0.14 and (pound)0.1925 and a weighted average remaining contractual life of 5.4 years.

9.  Stockholders' Equity continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the option grants in 1997, 1998 and 1999 respectively: risk-free interest rates of 6.27 percent, 4.94 percent and 5.68 percent;
expected dividend yields of 0.00 percent; expected life of 7.0 years for the Option Plan, 10.0 years for the Management Plan, and 5.0 years for the options granted during the year except for the Sharesave Scheme where the expected life is 3.0 years; expected volatility of 54.7 percent, 57.4 percent and 57.0 percent.

The Company accounts for share options under APB Opinion No. 25, under which no compensation cost has been recognised. Had compensation cost for stock options awarded under the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been restated as follows:


                                                     Year Ended            Year Ended December          Year Ended
                                                  December 31, 1999             31, 1998             December 31, 1997
                                              -------------------------- ------------------------ ------------------------
Net loss:                     As Reported              (4,095)                  (24,437)                   (2,882)
                              Proforma                 (4,268)                  (23,930)                   (4,046)
Basic and Diluted EPS:        As Reported       (pound)(0.014)            (pound)(0.142)            (pound)(0.026)
                              Proforma          ((pound)(0.015)           (pound)(0.139)            (pound)(0.036)


As at December 31, 1999, the Company may grant options in respect of 15,246,871shares in aggregate under the plans and scheme.



10. Commitments and Contingent Liabilities

Operating leases

Operating lease expenses were as follows

                                       1999         1998        1997
                                 (pound)'000  (pound)'000 (pound)'000
Hire of plant and equipment             172          142         124
Other operating leases                  20           354         354


The Company has commitments payable under operating leases as follows:

                                            Plant and machinery
       Year ended December 31                (pound)'000
       2000                                          346
       2001                                          325
       2002                                          146
       2003                                           24
       Thereafter                                     11
                                        -----------------
                                                     852
                                        -----------------

11.  Pensions

The Company operates the Huntingdon Life Sciences Pension and Life Assurance Scheme a funded pension scheme providing benefits, based on final pensionable salary, for Group employees in the UK. This Scheme was closed to new entrants from April 5, 1997.

On April 6, 1997 the Company established a defined contribution Group Personal Pension Plan for Company employees in the UK. A defined contribution scheme is available for employees in the US. The net pension expense for these plans for the twelve months ended December 31, 1999 were (pound)423,000 (1998, (pound)278,000; 1997, (pound)229,000)

The net pension expense for the twelve months ended December 31, 1999, 1998 and 1997 were as follows:

                                                         1999                1998              1997
                                                  (pound)'000         (pound)'000       (pound)'000
Service cost (excluding employee contributions)         2,155               3,135             2,469
Interest cost on projected benefit obligation           3,687               4,151             3,229
Actual return on plan assets                          (9,465)             (5,432)           (6,929)
Asset gain                                              5,012                 729             3,187
Amortisation of prior service cost                         60                  60                60
Amortisation of transition asset                        (158)               (158)             (158)
                                                  -------------       ------------      ------------
Net periodic pension expense                             1,291              2,485             1,858
                                                  -------------       ------------      ------------
The major assumptions used in calculating the
pension expense were:

                                                         1999                1998              1997
Discount rate                                           6.25%               6.25%             7.00%
Rate of increase of future compensation                 4.00%               4.75%             6.00%
Long-term rate of return on plan assets                 7.50%               7.50%             8.50%

The Net Asset at Transition, Prior Service Cost and Net Gain subject to amortisation have been amortised on a straight line basis over periods of 15 years, 10 years and 10 years respectively.

A reconciliation of the projected benefit obligation for the pension plans to the accrued pension expense recorded at December 31, 1999, 1998 and 1997 is as follows:

                                                                      1999            1998           1997
                                                               (pound)'000     (pound)'000    (pound)'000
Projected benefit obligation ("PBO")                              (63,135)        (59,747)       (59,303)
Plan assets at market value                                         68,710          59,500         55,085

                                                               ------------    ------------  -------------
Plan assets in excess/(less than) of PBO                             5,575           (247)        (4,218)

Unrecognised net (loss)/gain from past experience                  (7,357)         (1,081)          5,176
Unrecognised prior service cost                                         90             150            210
Unrecognised net asset at transition                                 (711)           (869)        (1,027)
Adjustment to recognise minimum liability                                -               -          (461)
                                                               ------------    ------------  -------------
Accrued pension expense                                            (2,403)         (2,047)          (320)
                                                               ------------    ------------  -------------
Change in plan assets
Fair value of assets at beginning of year                           59,500          55,085         43,147
Actual return on plan assets                                         9,465           5,432          6,929
Employer contributions                                                 935             297          1,609
Member contributions                                                   330             106            400
Benefit payments                                                   (1,520)         (1,420)          3,000
                                                               ------------    ------------  -------------
Fair value of assets at end of year                                 68,710          59,500         55,085
                                                               ------------    ------------  -------------
Change in benefits obligation
Projected benefit obligation at beginning of year                   59,747          59,303         40,362
Service cost                                                         2,155           3,135          2,469
Interest cost                                                        3,687           4,151          3,229
Actuarial (losses)/gains                                           (1,264)         (5,528)          9,843
Member contributions                                                   330             106            400
Benefit payments                                                   (1,520)         (1,420)          3,000
                                                               ------------    ------------  -------------
Projected benefit obligation at end of year                         63,135          59,747         59,303
                                                              ------------     ------------  ------------


12. Geographical analysis

During the 12 months ended December 31, 1997, December 1998 and December 31, 1999 the Company operated from within two geographical markets, the United Kingdom and the United States. The Company has had one continuing activity, Contact Research, throughout this period. All disclosure therefore refers to continuing activities.

Geographical segment information is as follows:

                                                US               UK           Total
                                       (pound)'000      (pound)'000     (pound)'000

    1999 Revenues                           10,719           47,496          58,215
         Operating loss                      (466)          (1,355)         (1,821)
         Identifiable assets (A)            12,939           79,667          92,606
         Depreciation & amortisation           972            5,007           5,979
         Capital expenditure                 1,284            1,740           3,024

    1998 Revenues                            8,019           44,597          52,616
         Operating loss                    (2,636)         (25,598)        (28,234)
         Identifiable assets (A)            11,325           83,696          95,021
         Depreciation & amortization           865           17,126          17,991
         Capital expenditure                   705            1,714           2,419

    1997 Revenues                            9,189           54,500          63,689
         Operating loss                    (1,100)          (3,965)         (5,065)
         Identifiable assets (A)             8,335          102,514         110,849
         Depreciation & amortization           688            5,438           6,126
         Capital expenditure                 1,850           12,651          14,501

(A) Identifiable assets exclude cash and cash equivalents, investments and unamortised costs of raising long term debt as follows.


                                    1999            1998            1997
                             (pound)'000     (pound)'000     (pound)'000

Identifiable assets               92,606          95,021         110,849
Cash and cash equivalents          5,258          14,080             443
Investments                           79             154             154
Unamortised costs of debt            692             882           1,015
                             ------------   -------------   -------------
Total assets                      98,635         110,137         112,461
                             ------------   -------------   -------------


                                    1999               1998               1997
                             (pound)'000        (pound)'000        (pound)'000
Revenues from customers
Europe                            23,208             20,843             29,603
United States                     20,445             15,236             16,546
Far East                          14,562             16,537             17,540
                             ------------      -------------      -------------
                                  58,215             52,616             63,689
                             ------------      -------------      -------------


13. Other operating income / (expense)

                                                1999          1998        1997
                                         (pound)'000   (pound)'000 (pound)'000

Restructuring costs                                -       (4,682)           -
Asset write downs                            (1,250)             -           -
Costs of responding to allegations                 -             -     (3,549)
Goodwill written off                               -       (7,342)           -
Write down of carrying value of Wilmslow           -       (2,887)
Profit on sale of Wilmslow                     1,757             -           -
                                         ------------  -------------  ----------
                                                 507      (14,911)     (3,549)
                                         ------------  -------------  ----------


In 1999 as a result of the Company's Year 2000 compliance program a number of assets that were not Year 2000 compliant were identified, principally computer hardware and software. A charge of (pound)1,250,000 was made to write these off.

The Company also disposed of its Wilmslow research site in 1999. The site was sold for (pound)4,214,000 net of expenses, a gain of (pound)1,757,000 over its written down value.

In 1998 the Company's UK site at Wilmslow was closed and the carrying value of the site written down by (pound)2,887,000 to net realisable value. Redundancy and related costs of (pound)361,000 have been classified as restructuring costs.

In addition, in December 1998 the Company announced a cost reduction program. The program which was completed in 1999 rationalised service lines and capabilities across the two UK sites and aligned overall staff resources with present revenue levels. It resulted in the loss of 151 positions, 7 in 1998 and 144 in 1999. Associated costs of (pound)3,430,000 are included in restructuring costs in 1998. This comprised severance pay of (pound)2,656,000, fixed asset write offs of (pound)452,000 and stock write downs of (pound)322,000.

A review of asset values led to the accelerated depreciation of certain assets in the UK. These costs, (pound)891,000, were included in restructuring costs in 1998.

Of total restructuring costs of (pound)4,682,000, (pound)2,086,000 was accrued at the end of 1998 and (pound)60,000 at the end of 1999.

Finally, following the decline in revenues and the renaming and successful integration of the businesses acquired in 1995 into the Huntingdon group, the unamortised balance of the goodwill acquired at that time, (pound)7,342,000, has no longer any intrinsic value and was therefore written off in 1998.

Amortisation of goodwill has no tax effect and the depreciation included within exceptional items of (pound)4,240,000 has reduced deferred tax liabilities by (pound)1,314,000. The other costs incurred will be available for offset against future trading profits.

In 1997, Company operations in Huntingdon, UK and near Princeton, USA were alleged to have tolerated malpractice in its conduct of studies and in the welfare and care of animals for use in research. Further, in the USA the Company settled an employment matter. The exceptional loss for 1997 included study costs, management time, legal and professional fees

The exceptional gain in 1997 represented the expected dividend, net of costs to be incurred, from the administration of the Travers Morgan Group of companies. In 1994 these companies were placed in administration and the Company wrote off its investment, providing (pound)11.6 million against the amounts receivable from Travers Morgan Limited. Following discussions with the joint administrators the Company believed that the provision was excessive and accordingly released (pound)2.1 million. This amount is included in other expense/income after the operating loss of (pound)1,001,000.



14. Allowance for uncollectable accounts

                                      Balance  at        Charged to    Accounts     Balance at
                                      Beginning of       costs and     Written      End of
                                      Period             expenses      Off          Period
                                     (pound)'000        (pound)'000    (pound)'000  (pound)'000
Allowance for uncollectable accounts
deducted from trade debtors
December 31, 1997                          74              1             -             75
December 31, 1998                          75             42            (6)            111
December 31, 1999                         111             60           (56)            115



15. Unaudited Quarterly Financial information

The following is a summary of unaudited quarterly financial information for the 12 months ended December 31, 1999 and December 31, 1998.


=                                                                       Quarter Ended
Year ended 31 December, 1999          March 31       June 30      September 30    December 31
                                      (pound)'000    (pound)'000     (pound)'000    (pound)'000
Revenues                                   13,383         14,283          15,035         15,514
Cost of sales                            (12,471)       (12,858)        (13,115)       (13,073)
                                    ------------------------------------------------------------
Gross profit                                  912          1,425           1,920          2,441
Selling and administrative costs          (2,465)        (2,229)         (2,099)        (2,233)
Other operating income                          -              -             522           (15)
                                    ------------------------------------------------------------
Operating (loss)/profit                   (1,553)          (804)             343            193
Interest income                               155             83              62             53
Interest expense                          (1,099)        (1,087)         (1,070)        (1,027)
Other income/(expense)                      (600)          (468)             833          (452)
                                    ------------------------------------------------------------
Income/(loss) before taxes                (3,097)        (2,276)             168        (1,233)
Taxes                                       1,171            586             713          (127)
                                    ------------------------------------------------------------
Net (loss)/income                         (1,926)        (1,690)             881        (1,360)
                                    ------------------------------------------------------------

(Loss)/earning per share           (pound)(0.007) (pound)(0.006)    (pound)0.003 (pound)(0.004)


15. Unaudited Quarterly Financial information continued

Year ended 31 December, 1998                                        Quarter Ended
                                              March 31          June 30          September 30       December 31
                                         (pound)'000       (pound)'000        (pound)'000        (pound)'000
Revenues                                        13,428             13,051             13,063             13,074
Cost of sales                                 (14,477)           (14,157)           (13,943)           (14,162)
                                      --------------------------------------------------------------------------
Gross loss                                     (1,049)            (1,106)              (880)            (1,088)
Selling and administrative expenses            (2,123)            (2,097)            (2,308)            (2,672)


Other operating expenses                             -                  -                  -           (14,911)
                                      --------------------------------------------------------------------------
Operating loss                                 (3,172)            (3,203)            (3,188)           (18,671)
Interest expense                               (1,561)            (1,108)            (1,595)            (1,243)
Other income/(expense)                             554              (248)                433              (418)
                                      --------------------------------------------------------------------------
Loss before taxes                              (4,179)            (4,559)            (4,350)           (20,332)
Taxes                                            1,674              1,421              1,972              3,916
                                      --------------------------------------------------------------------------
Net loss                                       (2,505)            (3,138)            (2,378)           (16,416)
                                      --------------------------------------------------------------------------
Loss per share                          (pound)(0.022)     (pound)(0.028)     (pound)(0.014)     (pound)(0.056)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a report on Form 8-K/A on September 7, 1999, amending its Form 8-K filed on July 14, 1999, announcing the resignation of Arthur Andersen as auditors and the engagement of Deloitte & Touche.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information with respect to the current directors and executive officers of the Company:

Name                 Age      Office Held
Appointed
Andrew H Baker       51       Director                         1998
                              Chairman of the Board            1998
Brian Cass           52       Director
1998
                              Managing Director/
                              Chief Operating Officer          1998
Gabor Balthazar      58       Director                         2000
Frank W Bonner       47       Director                         1998
                              Director of Science
                              and Technology                   1998
John Caldwell        53       Director                         1997
Kirby L Cramer       62       Director                         1999
Joseph Dowling III   35       Director                         1999
Julian T Griffiths   47       Director
1999
                              Finance Director                 1999
                              Secretary                        2000


(a)      Identification of Directors

Andrew Baker was appointed to the Board as Executive Chairman in September 1998. He is a chartered accountant and has operating experience in companies involved in the delivery of healthcare ancillary services. He spent 18 years until 1992 with Corning Incorporated ("Corning") and held the posts of President and CEO of Metpath Inc., Corning's clinical laboratory subsidiary, from 1985 to 1989. He became President of Corning Laboratory Services Inc. in 1989, which at the time controlled MetPath Inc. (now trading as part of Quest Inc.), and Hazleton Corporation, G.H.Besselaar Associates and SciCor Inc., all three now trading as part of Covance Inc. Since leaving Corning in 1992, Andrew Baker has focused on investing in and developing companies in the healthcare sector including Unilab Corporation, a clinical laboratory services provider in California, and Medical Diagnostics Management, which is a US based provider of radiology and clinical laboratory services to health care payers. In 1997, he formed FHP, an investment partnership which acts as general partner for healthcare startup and development companies. FHP's largest investment was the purchase in 1998 of Unilabs Group
(UK) Limited, which is a UK clinical laboratory company, based in London.

Brian Cass, FCMA, was appointed to the Board as Managing Director/Chief Operating Officer in September 1998. Prior to joining Huntingdon he was a Vice President of Covance Inc. and Managing Director of Covance Laboratories Ltd (previously Hazleton Europe Ltd) for nearly 12 years, having joined the company in 1979 as Controller. Brian Cass worked at Huntingdon Research Centre between 1972 and 1974 and has previous experience with other companies in the electronics and heavy plant industries. He has also held directorships with North Yorkshire Training & Enterprise Council Ltd and Business Link North Yorkshire Ltd.

Gabor   Balthazar  was  appointed  to  the  Board  as  the  Senior   Independent
Non-Executive Director in March 2000. He has been active in international marketing and management consulting for almost 30 years. He was a founding Board member of Unilab Corporation, serving as President from 1989 to 1992, and continuing to sit on Unilab's Board until November 1999. From 1985 to 1997 Gabor Balthazar served as a consultant to Frankfurt Consult, the merger/acquisition subsidiary of BHF-Bank, Frankfurt, Germany and to Unilab Holdings SA, a Swiss Clinical laboratory testing holding company, from 1987 to 1992. Mr Balthazar also serves as a director of Decora Industries, Inc. He is a graduate of the Columbia Law School in New York City.

Frank Bonner, BSc., PhD., was appointed to the Board as Director of Science & Technology in September 1998. He studied Biochemistry and Toxicology at the University of Surrey, Guildford (1973-1979). After post-doctoral research in the Institute of Industrial and Environmental Health, he joined Sterling Winthrop to establish a Drug Safety department. Following the acquisition of Sterling by Sanofi, he was appointed Scientific and Administrative Director of the UK Research Centre in Northumberland, a position he held until joining Huntingdon in 1997. He is currently Chairman of the British Toxicology Society and serves on the Research and Development Committee of the Association of the British Pharmaceutical Industry.

John Caldwell, B.Pharm., PhD., D.Sc., C.Biol., F.I.Biol., was appointed to the Board as an Independent Non-Executive Director in December 1997. He is Professor of Biochemical Toxicology and Head of the Division of Biomedical Sciences of the Imperial College School of Medicine. His distinguished career includes membership of the UK Committee on Safety of Medicines, Ministry of Agriculture Fisheries and Food Steering Group for Food Surveillance, permanent membership of the International Scientific Committee of the International Symposia on Chiral Discrimination, Honorary Membership of the Royal College of Physicians, Representative on the Court of the University of Surrey for the British Pharmacological Society and he is a Past President of the International Society for the Study of Xenobiotics. He is also a member of the Institute of Directors. Professor Caldwell has extensive involvement as a consultant with pharmaceutical companies in Europe, North America and Japan.

Kirby L Cramer was appointed to the Board as an Executive Director in September 1999. He served as Chief Executive Officer of Hazleton Laboratories Corporation from 1968 and led it to become the world's largest provider of pre-clinical testing services when it was sold to Corning Inc in 1987. Following the acquisition he served as Chairman of the Board of Directors of Hazleton from 1987 through 1991. The Hazleton laboratories now form the pre-clinical segment of Covance. Mr Cramer also currently serves as a direct of D J Orthopedics, Immunex Corp., SonoSite Inc., Regan MacKenzie Group, Commerce Bancorporation, Landec Corporation and Northwestern Trust Company. Previously Mr Cramer was a director of ATL Ultrasound Inc., Unilab Corporation, Pharmaceutical Product Development Inc., and International Technology.

Joseph L Dowling III was appointed to the Board as an Independent Non-Executive Director in September 1999. He is the managing general partner and portfolio manager of Narragansett Asset Management LLC. Prior to forming the fund in October 1998, Mr Dowling served in various capacities, most recently as a partner of Oracle Partners, LP, a hedge fund and a partner of Oracle Strategic Partners, LP, an investment partnership specializing in privately negotiated transactions. Prior to Oracle, Mr Dowling worked at Tudor Investment Corporation and Leo Capital, LP.

Julian Griffiths, M.A., F.C.A., was appointed to the Board as Finance Director in April 1999 and Secretary in February 2000. Prior to joining Huntingdon he was most recently Vice President of Analytical Services in the European pre-clinical division of Covance Inc., having spent the previous nine years as Vice President of Finance in the same organisation. Prior to that he held various positions with KPMG.

The Articles of Association of the Company provide that, unless and until otherwise determined by ordinary resolution passed at a general meeting of the Company, the directors shall be not less than two in number and there shall be no maximum number of directors. The Company may by ordinary resolution passed at a general meeting of the Company appoint any person to be a director, either to fill a casual vacancy or as an addition to the existing board of directors. Any director appointed by the board of directors holds office only until the next following general meeting and shall then be eligible for re-appointment but he is not taken into account in determining the directors or the number who are to retire by rotation at such meeting. At every annual general meeting one third of the directors (being those who do not wish to be re-appointed or who have been the longest in office since their last appointment) must retire from office. Directors so retiring may be removed from office by resolution of the shareholders.

No director or executive officer has a family relationship with any other director or executive officer.

ITEM 11.  EXECUTIVE COMPENSATION

In the 12 months  ended  December  31, 1999 the  aggregate  compensation  of the
executive   directors   and   officers  as  a  group,   paid  or  accrued,   was
(pound)1,030,030.

The services of Mr Baker are provided through a management services agreement with Focused Healthcare Partners ("FHP"), the vehicle through which Mr Baker provides his services. The agreement provides for a minimum notice of termination by the Company of twelve months.

Mr Cass has a service contract providing for a minimum notice of termination by the Company of two years. The contract provides for liquidated damages amounting to two years' basic salary and an amount equal to twice the annual average of bonuses, if any, received during the two financial years of the Company immediately preceding a change of control of the Company (as defined in the service contract) or in the event of termination in certain circumstances. The Board has determined that both the period of notice required for termination of Mr Cass' contract and the change of control provisions are warranted by Mr Cass' value to the Company.

Dr Bonner and Mr Griffiths each have service contracts providing for a minimum notice of termination by the Company of twelve months.

Professor Caldwell, Mr Dowling and Mr Balthazar each have service contracts providing for a minimum notice of termination by the Company of three months. Mr Cramer does not have a written service contract.
Messrs Cramer, Dowling, Balthazar and Baker and Professor Caldwell retire at the Annual General Meeting but will offer themselves for re-election. The Company operates a discretionary bonus plan for executive directors and key managers of Huntingdon based upon improvements to operating income and achievement of pre-defined targets. Bonus awards to directors and officers are administered by the Remuneration Committee. The Committee believes that the discretionary bonus payments to Mr Baker, Mr Cass and Mr Griffiths in 1999 and to Mr Rice, Prof. Caldwell and Mr Baker in 1998 reflect their respective contribution to the development of Huntingdon . No bonus awards were made in respect of 1997.

The following table shows the remuneration of Directors in the 12 Months ended December 31, 1999, December 31, 1998, and December 31, 1997;

Name of Director                  1997          1998    Salary/Fee        Pension       Other       Other         1999
----------------                  ----          ----    ----------        -------       ------      -----         ----
                                                                                     payments
                             12 Months     12 Months                Contributions                Benefits    12 Months
                             ---------     ---------                -------------                --------    ---------
                               (pound)       (pound)       (pound)        (pound)      (pound)    (pound)      (pound)
Mr A H Baker  (iii)                  -       129,231       150,000         49,500       50,000          -      249,500
Dr F W Bonner                        -        42,466       140,000          7,000       10,000     11,368      168,368
Prof. J Caldwell                 2,000        29,000        20,000              -        2,000          -       22,000
Mr B Cass                            -        73,467       150,000         49,500       50,000     41,467      290,967
Mr C F Cliffe                  238,877       479,900             -              -            -          -            -
Mr K L Cramer (i)                    -             -        37,085              -            -          -       37,085
Mr R Devlin (i)                      -             -         6,500              -            -          -        6,500
Mr J Dowling (i)                     -             -         6,360              -            -          -        6,360
Mr J T Griffiths (i)                 -             -        78,774         15,754       10,000     21,442      125,970
Dr C M Macdonald                 3,787       116,000         9,668          1,027            -          -       10,695
Mr R A Pinnington               86,768        67,416        13,718              -            -      9,329       23,047
Mr L O Rice                     20,000        33,467             -              -            -          -            -
Mr M Sandford                   63,679        86,700        27,545          3,250       58,743          -       89,538
Mr R E H Slater (ii)            20,000         7,500             -              -            -          -            -


(i)       From appointment
(ii) In addition, professional fees amounting to(pound)40,954 were paid to Simmons & Simmons, the firm in which Mr Slater is a partner, in respect of the period ended December 31, 1997.
(iii) The other payments to Mr Baker, Mr Cass, Mr Griffiths and Dr Bonner are bonuses. The other payment to Mr Sandford is in respect of the termination of his employment. The other payment to Professor Caldwell is in respect of his attendance at the Scientific and Advisory Board Committee Meetings of Huntingdon Life Sciences Limited.


The following table shows the pensions benefits (excluding additional voluntary contributions and inflation) earned by Directors in the Huntingdon Life Sciences Pension and Life Assurance Scheme in the 12 months ended December 31, 1999:

     Name of Director       Increase in accrued pension      Transfer value of     Accumulated total accrued pension
                                  during the year              increase (i)                 at year-end (ii)
                                   (pound)                      (pound)                        (pound)
Dr C M Macdonald                        869                       11,800                         6,502
Mr M Sandford                           590                        3,700                         8,565


 (i)     Calculated in accordance with Actuarial Guidance Note GN11

(ii)     ayable annually on retirement

One other Director is a member of the Group Personal Pension Plan. The other Directors' pension contributions are privately invested.

OPTIONS TO PURCHASE SECURITIES FROM THE REGISTRANT

The Unapproved Share Option Plan. On April 8, 1983, the Company adopted the Unapproved Share Option Plan (the "Unapproved Plan") pursuant to which options to acquire Ordinary Shares may be granted to any person who is required to devote substantially the whole of his time (being not less than 25 hours per week) to serve as a Director or employee of the Company or one of its subsidiaries. The maximum number of Ordinary Shares which may be issued under the Unapproved Plan according to the rules thereof is 10% of the issued share capital of the Company from time to time, less options outstanding under the Approved Plan from time to time.

An option granted pursuant to the Unapproved Plan may be exercised two years after the grant in respect of not more than 50% of the Ordinary Shares subject to the option. An option may be exercised in full between three and seven years after the grant in respect of the unexercised balance of the Ordinary Shares subject to the option. Options may be exercised earlier in certain specified circumstances, including a change in control of 25% or more of the outstanding Ordinary Shares of the Company.

The Approved Management Share Option Plan. On January 29, 1985, the Company adopted a second share option plan, the Approved Management Share Option Plan (the "Approved Plan"), which has been approved by the Board of Inland Revenue
(the "Inland Revenue") pursuant to the Finance Act 1984. The rules of the Approved Plan broadly follow those of the Unapproved Plan, except that an option may be exercised, subject to certain exceptions, only between three and ten years after it is granted.

Pursuant to the Approved Plan, options to acquire Ordinary Shares may be granted to any Director or employee of the Company whose terms of employment require him to work for at least thirty-seven and one-half hours per week. Approval of the Approved Plan by the Inland Revenue means that important personal tax concessions are available to participants who reside in the UK. The maximum number of Ordinary Shares which may be issued under the Approved Plan according to the rules thereof is 10% of the issued share capital from time to time, less options outstanding under the Unapproved Plan from time to time.

Both the Unapproved Plan and the Approved Plan terminated on December 31, 1997 with respect to the grant of new options. Options outstanding at that date are not affected by such termination. The grant of options under both the Unapproved Plan and the Approved Plan was a matter for the discretion of the Board of Directors of the Company. The consideration payable to the Company for the grant of an option to acquire Ordinary Shares was the sum of (pound)1. The exercise price per share at which an option may be exercised is equal to the average of the middle market quotations on the International Stock Exchange of the United Kingdom and Republic of Ireland Ltd. for the Ordinary Shares on the five dealing days prior to the date of grant or, if no established market in the Ordinary Shares exists, the fair value of an Ordinary Share as determined by the Board. Generally, an option may not be exercised unless at the date of exercise the participant is then, and has been continuously since the grant of the option, in the full-time employ of the Company. This rule, however, is subject to alteration in specific cases at the discretion of the Board.

At the Extraordinary General Meeting held on September 2, 1998 the Shareholders approved a new option scheme (the rules of which were amended at the Annual General Meeting held on June 3, 1999) and a separate Option Agreement with Mr
Baker:

(a) The Huntingdon Life Sciences Group Unapproved Share Option Scheme (the "Unapproved Share Option Scheme")

(i) 8,000,000 Founder Options had been granted but not relinquished or exercised as at December 31, 1999 at an option price of 12.5p per Ordinary Share. The Options may be exercised from the third anniversary of the date of the grant subject to the share price reaching the following pre-determined targets for a period of seven consecutive dealing days at any time after January 1, 1999.

          Target price per share     Proportion of options
                                          exercisable
              25p                          25%
              50p                          50%
               75p                         75%
              100p                        100%


(ii) 2,000,000 options, other than Founder Options, which are generally exercisable between the third and tenth anniversary of the date of grant subject to the attainment of performance related conditions were granted on March 29, 1999 at a subscription price of 19.25 pence each and remained outstanding on December 31, 1999.


All Options lapse on the tenth anniversary of the date of the option grant.

(b)      An Option Agreement

     Andrew Baker was granted Options over 5,000,000 Ordinary Shares of 5p in the Company, the principal terms of which are the same as those applicable to the Founder Options referred to above.


The Huntingdon Life Sciences Group Incentive Option Plan (the "Incentive Option Plan") The Incentive Option Plan was adopted on June 3, 1999. The Plan was introduced to run alongside the Unapproved Share Option Scheme described above and is designed to reward short term improvement in financial performance in the Company's turn around phase. Options are available for grant to management and senior staff, subject to the achievement of a performance measure and personal performance conditions; they may generally be exercised from the third anniversary of the date of grant and they lapse on the tenth anniversary. Options have been granted to such employees subject to a performance measure designed to reward the recipients for returning the Company to profit before interest and tax in any quarter of 1999 with continual improvement forecast thereafter. It is intended that further grants will be made.


The Huntingdon Life Sciences Sharesave Scheme (the "Sharesave Scheme") The Sharesave Scheme was adopted at the Annual General Meeting held on June 3, 1999. Approximately 55% of eligible employees, who will fund the exercise of their options with the proceeds of a related Save As You Earn (SAYE) savings contract, accepted the invitation to join the Scheme. Options may generally be exercised from the Bonus Date which falls on November 1, 2002. Options generally lapse six months after the Bonus Date.


Any US subsidiary of the Company, which received the services in respect of which an option was granted, will be entitled to a deduction in an amount equal to the compensation taxable to the optionee, in computing its US Federal income tax. Generally this is in the calendar year in which the optionee is deemed to have received such compensation.

Under the terms of the various share option arrangements the following options to purchase Ordinary Shares in the Company have been granted (net of expired options) but not exercised as of February 29, 2000.

(i)      The Unapproved Share Option Plan
Date of Grant                 Number of shares outstanding      Option Price        Expiry Date
December 18, 1995             112,500                          (pound)0.77          December 17, 2002
November 21, 1996             60,000                                 $1.60          November 20, 2003
December 1, 1997              100,000                          (pound)0.50          November 30, 2004
December 31, 1997             522,920                          (pound)0.465         December 30, 2004
December 31, 1997             680,000                                $0.77          December 30, 2004

(ii)     The Approved Management Share Option Plan
Date of Grant                 Number of shares outstanding     Option Price         Expiry Date
February 13, 1995             175, 000                         (pound)0.49          February 12, 2005
December 11, 1995             470,000                          (pound)0.78          December 10, 2005
December 11, 1995             130,000                                $1.19          December 10, 2005
December 18, 1995             59,000                           (pound)0.77          December 17, 2005
November 21, 1996             560,000                          (pound)0.95          November 20, 2006
December 31, 1997             580,000                          (pound)0.465         December 30, 2007

(iii)    The Unapproved Share Option Scheme and Mr Baker's Option Agreement
Date of Grant                 Number of shares outstanding      Option Price        Expiry Date
September 2, 1998             5,000,000                        (pound)0.125         September 1, 2008
December 3, 1998              7,000,000                        (pound)0.125         December 2, 2008
December 31, 1998             1,000,000                        (pound)0.125         December 30, 2008
March 29, 1999                2,000,000                        (pound)0.1925        March 28, 2009

(iv)     Incentive Option Plan
Date of Grant                 Number of shares outstanding           Option price   Expiry Date
June 28, 1999                 2,550,000                        (pound)0.1925        June 27, 2009
September  6, 1999            100,000                          (pound)0.175         September 5, 2009

(v)      Sharesave Scheme
Date of Grant                 Number of shares outstanding           Option price   Expiry Date
September  9, 1999            7,088,096                        (pound)0.14          May 1, 2003


In the period since options to acquire shares have been capable of being exercised to February 29, 2000 options for 3,798,856 shares have been exercised and the shares issued. The total number of options held by Directors and Officers as a group as at February 29, 1999 is 12,623,142.

The following table shows the number of share options held by Directors as at February 29, 2000.

Date of Grant         Number Granted    Exercise Price   Date First Exercisable   Expiry Date
A H Baker
September 2, 1998     5,000,000        (pound)0.125      September 2, 2001        September 1, 2008

F W Bonner
December 31, 1998     500,000          (pound)0.125      December 31, 2001        December 30, 2008
December 1, 1997      100,000          (pound)0.50       December 1, 1999         November 30, 2004
June 29, 1999         250,000          (pound)0.1925     June 28, 2002            June 27, 2009

B Cass
December 3, 1998      5,000,000        (pound)0.125      December 3, 2001         December 2, 2008
September 9, 1999     23,142           (pound)0.14       November 21, 2002        April 30, 2003

K Cramer
March 29, 1999        1,000,000        (pound)0.1925     March 29, 2002           March 28, 2002

J T Griffiths
March 29, 1999        500,000          (pound)0.1925     March 29, 2002           March 28, 2009
June 28, 1999         250,000          (pound)0.1925     June 28, 2002            June 27, 2002

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS AT FEBRUARY 29, 2000.

The following table sets forth, as of February 29, 2000, certain information regarding the beneficial ownership of the Ordinary Shares, by (a) each person or entity who is known by the Company to own beneficially 5% or more of its outstanding Ordinary Shares; (b) each Director of the company; and (c) all Directors and Executive Officers as a group.

Name                                                   No. of Shares          Percent of Outstanding Ordinary Shares
Stephens Group Inc                                      45,572,179                            15.66%
Quilcap Corp / Quilcap International Corp               34,157,333                            11.74%
Oracle Partners LP                                      23,333,333                             8.02%
Trimark Investment Management Inc.                      20,402,500                             7.01%
Mr A Baker                                              10,200,000                             3.5%
Mr G Balthazar                                               -                                   *
Dr F W Bonner                                             17,768                                 *
Mr B Cass                                                1,000,000                               *
Prof. J Caldwell                                             -                                   -
Mr K Cramer                                              8,247,167                             2.83%
Mr J Dowling III                                             -                                   -
Mr J Griffiths                                               -                                   -
All Executive Officers and Directors as a group         19,464,935                             6.69%
------------------------------------------------- ------------------------ ----------------------------------------
BNY Nominees Ltd                                        62,336,440                            21.42%

*        Signifies less than 1%


The shares held by BNY Nominees Ltd. are as Depositary for the Company's ADRs and may duplicate some of the shareholdings reported above.

From time to time US depositary institutions hold shares on behalf of their clients to enable a market to be made in the Company's shares. No holdings of 3% or more have been reported to the Company by those institutions at February 29, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of documents filed as part of this report
         ----------------------------------------------
(1)      Index to Financial Statements

         Page

         Report of Deloitte & Touche - Independent Auditors.................20
         Report of Arthur Andersen - Independent Auditors...................21
         Consolidated Balance Sheets .......................................23
         Consolidated Statements of Operations..............................24
         Consolidated Statement of Changes in Shareholders' Equity..........25
         Consolidated Statement of Cash Flows...............................26
         Notes to the Consolidated Financial Statements.....................27

(2)      Financial Statement Schedules

         Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)      List of Exhibits

Exhibit No.    Description of Exhibit

    1.1. An agreement between the Company and Kleinwort Benson Limited dated August 10, 1998 under

    2.1 An agreement between the Company, the Directors and various investors dated August 10,

    3.1 Memorandum and new Articles of Association adopted by the Company on March 22, 2000 FILED

    4.1. Deposit Agreement dated June 21, 1983, amended and restated as of June 6, 1996 between the

    4.2 Specimen Certificate for American Depositary Shares. INCORPORATED BY REFERENCE TO Filing No. 00110173.

    4.3 Subscription Agreement dated August 1, 1991 among HIH Capital Limited ("HCL"), INCORPORATED BY REFERENCE TO Filing No. 00110173.

    4.4 Trust Deed, dated August 12, 1991 among HCL, the Company and The Law Debenture Trust. INCORPORATED BY REFERENCE TO Filing No. 00110173.

    4.5 Deed Poll, dated August 12, 1991, executed by the Company INCORPORATED BY REFERENCE TO Filing No. 00110173.

    4.6 Custodian Agreement, dated August 1, 1991 among the Custodian, HCL, and the Company. INCORPORATED BY REFERENCE TO Filing No. 00110173.

   10.1 Equipment Mortgage dated April 20, 1998 between Huntingdon Life Sciences Ltd and National

   10.2 Security Agreement dated April 30, 1998 between Huntingdon Life Sciences Inc., National

   10.3 An agreement dated August 7, 1998 between, inter alia, the Company, Huntingdon Life

   10.4 A bridging facility being made available by National Westminster Bank PLC in favour of the

   10.5 An agreement between the Company, Huntingdon Life Sciences Limited, Huntingdon Life

   10.6 Third Supplemental Deed dated August 7, 1998 between the Company and National Westminster

   10.7 Third Supplemental Deed dated August 7, 1998 between Huntingdon Life Sciences Ltd and

   10.8 Deed of variation dated August 7, 1998 to the Service Contract dated March 15, 1993

   10.9 Service Contract dated August 7, 1998 between Huntingdon Life Sciences Ltd and Mr M

   10.10 Service Contract dated August 7, 1998 between Huntingdon Life Sciences Ltd and Dr C M

   10.11 Deed of variation dated August 7, 1998 to the Contract dated March 20, 1995 as amended on

   10.12 A letter of appointment dated August 7, 1998 between the Company and Professor J Caldwell.

              INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR

   10.13 A Management Services Agreement dated August 7, 1998 between the Company and Focused

   10.14 A Deed of Undertaking between the Company and Andrew Baker INCORPORATED BY REFERENCE TO

   10.15 Amendment dated January 26, 2000 to the Management Services Agreement dated August 7, 1999

   10.16 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr B Cass

   10.17 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr J

   10.18 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Dr F

   10.19 A letter of appointment dated September 7, 1999 between the Company and Mr J L Dowling

   10.20 A letter of appointment dated March 21, 2000 between the Company and Mr G Balthazar.

   10.21 A Management Services Agreement dated December 24, 1999 between the Company and Rittle

   10.22 Executive's Undertaking dated December 24, 1999 between the Company and Roger Devlin.

   10.23 Option Deed dated September 2, 1998 between the Company and Andrew Baker INCORPORATED BY

   10.24 Rules of the Huntingdon Life Sciences Group Unapproved Share Option Scheme as amended

   10.25 Rules of the Huntingdon Life Sciences Group Incentive Option Plan FILED HEREWITH.

   10.26      Rules of the Huntingdon Life Sciences Sharesave Scheme
              FILED HEREWITH.

   10.27      The Rules of The HIH Share Option Plan.  FILED HEREWITH.

   10.28 The Rules of The HIH Approved Management Share Option Plan. FILED HEREWITH.

   10.29 A Deed of Variation dated August 6, 1998 between Ciba-Geigy plc, Huntingdon Life Sciences

   10.30 Sale Agreement dated June 23, 1999 between the Company and Huntingdon Life Sciences Ltd

   10.31 Sale Agreement dated July 12, 1999 between the Company and J S Bloor (Tamworth) Limited

   21.1       Subsidiaries  FILED HEREWITH

   27.1       Financial Data Schedule.  FILED HEREWITH.

   99.1 Consent Decision and Order dated April 8, 1998 between United States Department of Agriculture and Huntingdon Life Sciences Inc.

              INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.


Reports on Form 8-K

On November 17, 1999, the Company filed a report on Form 8-K announcing that it had filed Form 10-Q for the quarter ended September 30, 1999.



                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.




                                         HUNTINGDON LIFE SCIENCES GROUP plc

                                                    (Registrant)




By:  /s/ Brian Cass
Name:    Brian Cass
Title:   Managing Director/Chief Operating Officer
Date:    March 30, 2000