Form 10-Q
period 2000-03-31
HUNTINGDON LIFE SCIENCES GROUP PLC
filed 2000-05-12
CIK 718083

HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                         COMMISSION FILE NUMBER 1-10173


                            ------------------------


                       HUNTINGDON LIFE SCIENCES GROUP plc
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                                ENGLAND AND WALES
                 (JURISDICTION OF INCORPORATION OR ORGANIZATION)
     WOOLLEY ROAD, ALCONBURY, HUNTINGDON, PE28 4HS, CAMBRIDGESHIRE, ENGLAND
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes X                   No __

-------------------------------------------------------------------------------


At March 31, 2000, 291,010,094 Ordinary Shares of 5 pence each were outstanding.

TABLE OF CONTENTS
-------------------------------------------------------------------------------


 PART I    FINANCIAL INFORMATION                                   Page

           Item 1  Financial Statements (Unaudited)                  3

                   Condensed Consolidated Balance Sheets at
                   March 31, 2000 and December 31, 1999              3

                   Condensed Consolidated Statements of Income
                   for the three months ended March 31,2000
                   and March 31, 1999                                4

                   Condensed Consolidated Statement of Changes
                   in Shareholders' Equity                           4

                   Condensed Consolidated Statements of Cash
                   Flows for the three months ended March 31, 2000
                   and March 31, 1999                                5

                   Notes to Condensed Consolidated Financial         6


           Item 2  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations     8

           Item 3  Quantitative and Qualitative Disclosures
                   about Market Risk                                12

 PART II   OTHER INFORMATION

           Item 1  Legal Proceedings                                13
           Item 2  Changes in Securities                            13
           Item 3  Defaults upon Senior Securities                  13
           Item 4  Submission of Matters to a Vote of Security
                   Holders                                          13
           Item 5  Other Information                                13
           Item 6  Exhibits and reports on Forms 6-K and 8-K        13

PART I

FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS


                                               March 31,       December 31,
                                                 2000            1999
                                             (pound)'000     (pound)'000
ASSETS                                       (Unaudited)
Current Assets:
Cash and cash equivalents                          3,575           5,258
Account receivable net of allowance for
(pound)34,000 (1999:(pound)115,000)
Unbilled receivables                               6,053           5,689
Inventories                                          839             803
Prepaid expenses and other                         1,388           1,233
Deferred income taxes                                727             825
                                            -------------  --------------
Total current assets                              21,562          23,403
                                            -------------  --------------

Property and equipment: net                       68,283          68,969
                                            -------------  --------------

Investments                                          150              79
Unamortised costs of raising long term debt          665             692
Deferred income taxes                              5,679           5,492
                                            -------------  --------------
Total Assets                                      96,339          98,635
                                            -------------  --------------
                                            -------------  --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                   4,543           3,982
Accrued payroll and other benefits                   839             760
Accrued expenses and other liabilities             3,341           4,593
Fees invoiced in advance                           8,858           9,317
Short term debt                                   22,586          22,656
                                            -------------  --------------
Total current liabilities                         40,167          41,308
                                            -------------  --------------
Long term debt                                    31,342          31,023
                                            -------------  --------------
Other long term liabilities                        2,541           2,977
                                            -------------  --------------
Deferred income taxes                             14,064          14,111
                                            -------------  --------------
Shareholders' Equity: 5p Ordinary Shares
Authorised-at March 31, 2000  400,000,000
(1999, 400,000,000)
Issued and outstanding-at March 31, 2000
291,010,294 (1999, 291,010,294)
Paid in capital                                   25,100          25,100
Retained earnings                               (31,425)        (30,434)
                                            -------------  --------------
Total shareholders' equity                         8,225           9,216
                                            -------------  --------------
Total liabilities and shareholders' equity        96,339          98,635
                                            -------------  --------------

               HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited

                                            Three months ended March 31,
                                                2000                1999
                                         (pound)'000         (pound)'000
                                         (except per         (except per
                                          share data)         share data)

Revenues                                      15,463              13,383
Cost of sales                               (13,009)            (12,669)
                                   ------------------   -----------------
Gross profit                                   2,454                 714
Selling and administrative                   (2,367)             (2,267)
expenses
                                   ------------------   -----------------
Operating profit/(loss)                           87             (1,553)
Interest income                                   51                 155
Interest expense                             (1,084)             (1,099)
Other (loss)/income                            (181)               (600)
                                   ------------------   -----------------
Loss before income taxes                     (1,127)             (3,097)
Income taxes                                     136               1,171
                                   ------------------   -----------------
Net loss                                       (991)             (1,926)
                                   ------------------   -----------------

Loss per share
- basic                               (pound)(0.003)      (pound)(0.007)
- diluted                             (pound)(0.003)      (pound)(0.007)

                                                '000                '000
Weighted average shares
- basic                                      291,010             291,010
- diluted                                    291,010             291,010



       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    Unaudited

                                Ordinary    Paid in   Retained
                                  Shares    Capital   Earnings     Total
                             (pound)'000(pound)'000(pound)'000(pound)'000

Balance, December 31, 1999        14,550     25,100   (30,434)     9,216
Net loss for period                    -          -      (991)     (991)
                              -------------------------------------------
Balance, March 31, 2000           14,550     25,100   (31,425)     8,225
                              -------------------------------------------

               HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                               March, 31       March, 31
                                                    2000            1999
                                             (pound)'000     (pound)'000

Cash flows from operating activities:
Net loss                                           (991)         (1,926)

Adjustments to reconcile net loss to net
  loss to net cash provided by operating
  activities
Depreciation and amortisation                      1,459           1,485
Amortisation of loan costs                            27              58
Deferred income taxes                              (136)         (1,171)

Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses              96           (382)
Inventories                                         (36)              14
Accounts payable, accrued expenses and
  other liabilities and accrued payroll
  and other benefits
Fees invoiced in advance                           (459)           (242)
Other liabilities                                  (436)         (1,417)
                                             ------------   -------------
Net cash used by operating activities            (1,087)         (4,285)
                                             ------------   -------------

Cash flows from investing activities:
Purchase of property, plant and equipment          (720)         (1,017)
                                             ------------   -------------
Net cash used in investing activities              (720)         (1,017)
                                             ------------   -------------

Cash flows from financing activities:
Repayment of loan                                      -           (500)
Repayments of short term borrowings                    -           (747)
                                             ------------   -------------
Net cash used by financing activities                            (1,247)
                                             ------------   -------------

Effect of exchange rate changes on cash and          124             486
cash equivalents
                                             ------------   -------------
Decrease in cash and cash equivalents            (1,683)         (6,063)
Cash and cash equivalents at beginning
   of year                                         5,258          14,080
                                             ------------   -------------
Cash and cash equivalents at end of year           3,575           8,017
                                             ------------   -------------

               HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Huntingdon Life Sciences plc. and subsidiaries (Huntingdon) for the years ended December 31, 1999, 1998 and 1997 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

These financial statements have been prepared in accordance with US GAAP and under the same accounting principles as the financial statements included in the Annual Report on Form 10-K.

Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss per share

Loss per share is computed in accordance with FASB Statement No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted loss per share is similar to the computation of basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The potential dilution which could arise from outstanding share options and the Convertible Capital Bonds is not disclosed as any adjustments would be anti-dilutive.

Loss per share/ADR is calculated using an exchange rate of $1.60 = (pound)1.00 (1999 $1.63 = (pound)1.00). Each ADR represents five Ordinary Shares.

Segment Analysis

The Company's operating locations have been aggregated into a single reportable segment, as permitted under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", since they have similar economic characteristics, products, production processes, types of customers and distribution methods.

Going Concern

Bank loans totalling (pound)22,586,000 are repayable on August 31, 2000. Management are currently involved in negotiations to provide adequate financing following the expiry of these loans. This financing could be asset backed or supported by projected cash flows. The negotiations are at an early stage and although Management are confident that they will be able to achieve the financing prior to August 31, 2000 it is too early to predict the outcome as there are uncertainties involved in either approach.

In the light of the above Management have formed a judgement that it is appropriate to adopt the going concern basis in preparing the accounts. The financial statements do not include any adjustments that would result from an inability to secure adequate financing.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.    OVERVIEW

Huntingdon is a leading Contract Research Organisation offering world-wide pre-clinical and non-clinical testing for biological safety and efficacy assessment which is necessary for the development of pharmaceuticals and chemicals. Huntingdon serves the rapidly evolving requirements to perform safety evaluations on new pharmaceutical compounds and chemical compounds contained within the products that people use, eat and are otherwise exposed to. In addition it tests the effect of such compounds on the environment and also performs work on assessing the safety and efficacy of veterinary products.

2.    RESULTS OF OPERATIONS

Three  months  ended March 31, 2000  compared  with three months ended March 31,
1999

Revenues for the three months ended March 31, 2000 were (pound)15.5 million, an increase of 16% on revenues of (pound)13.4 million for the three months ended March 31, 1999. The impact of increases in orders since the refinancing in September 1998 continues to feed through to revenues.

Cost of sales for the three months ended March 31, 2000 were (pound)13.0 million, an increase of 4.3% on cost of sales of (pound)12.5 million for the three months ended March 31, 1999. This increase was driven by the increase in revenues, but was partially offset by a lower charge for pension costs this year. Pension costs in the three months ended March 31, 2000 were (pound)0.3 million lower than in the corresponding period in 1999.

Selling and administration expenses rose by 4.4% to (pound)2.4 million for the three months ended March 31, 2000 from (pound)2.3 million in the corresponding period in 1999, driven by the increase in revenues.

Net interest expense for the three months ended March 31, 2000 was (pound)1.0 million, a 9.4% increase on net interest expense of (pound)0.9 million for the three months ended March 31, 1999. The increase in expense was due to a combination of higher net debt and higher interest rates on bank borrowings.

The unrealised loss on exchange of (pound)0.2 million arose on net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the first quarter of 1999 sterling also weakened against the dollar resulting in a (pound)0.6m loss on exchange.

Taxation relief on losses for the three months ended March 31, 2000 was (pound)0.1 million representing relief at 12% compared to 38% in the corresponding period in 1999. As Huntingdon operates in both the UK and the US its effective tax rate is subject to variation from period to period due to changes in the geographic distribution of its pre tax earnings and due to the non taxation of exchange losses.

The overall net loss for the three months ended March 31, 2000 was (pound)1.0 million compared to a loss of (pound)1.9 million for the three months ended March 31, 1999. Loss per share was 0.3 pence down from 0.7 pence last year on shares in issue of 291,010,294 (1999, 291,010,294). Loss per ADR was 2.5 cents down from 5.4 cents last year.

3.    LIQUIDITY & CAPITAL RESOURCES

During the three months ended March 31, 2000 funds absorbed were (pound)1.7 million, which includes the impact of exchange rate movements, reducing cash in hand and on short term deposit from (pound)5.3 million at December 31, 1999 to (pound)3.6 million at March 31, 2000. The funds were utilised as follows:-

                                                        (pound)m
Operating loss excluding depreciation                     1.5
Cost reduction programme                                 (0.1)
Working capital movements                                (0.8)
Interest                                                 (1.6)
Capital expenditure                                      (0.7)
                                                        ---------
                                                         (1.7)
                                                        ---------

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

On September 1, 1999 the sale of the Wilmslow Research Centre was completed. Part of the proceeds from this sale ((pound)1.9 million) were used to repay bank debt and the facility was reduced accordingly. Interest is payable in quarterly breaks at "LIBOR" plus 1.75% per annum in respect of drawings up to (pound)19.5 million and LIBOR plus 1% in respect of drawings over (pound)19.5 million. The interest rate payable at March 31, 2000 is 8.0148% on (pound)19.5 million and 8.2648% on (pound)3.1 million.

As this facility is confirmed to August 31, 2000 the bank debt is now shown in current liabilities. Management are currently involved in negotiations to provide adequate financing following the expiry of these loans. This finance can be asset backed or supported by projected cash flows. The negotiations are at an early stage and although Management are confident that they will be able to achieve the financing prior to August 31, 2000 it is too early to predict the outcome as there are uncertainties involved in either approach. In the light of the above Management have formed a judgement that it is appropriate to adopt the going concern basis in preparing the accounts. The financial statements do not include any adjustments that would result from an inability to secure adequate financing.

The remainder of Huntingdon's long term finance is provided by Convertible Capital Bonds repayable in 2006 (the "Bonds"). Bonds totalling $50 million were issued in 1991 and remained outstanding as at March 31, 2000. The Bonds carry interest at 7.5%, payable at six-monthly breaks in March and September. The conversion rate, which is based upon a fixed rate of exchange of (pound)1.00=US $1.6825 is 242.3 pence per Ordinary Share and is subject to adjustment in certain circumstances.

The balance of the consideration payable for the purchase of the Wilmslow Research Centre ((pound)3.3 million) was repaid in 1999.

4.    EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

In the three months to March 31, 2000 following the weakening of sterling against the US dollar, net liabilities denominated in US dollars (mainly $50 million Bonds) have increased in value on consolidation to sterling. For the period this does not affect the cash flow of Huntingdon but has increased the reported loss before tax, accounting largely for the unrealised loss on exchange of (pound)0.2 million reported in these results. This compares with an exchange loss in the first quarter of 1999 of (pound)0.6 million.

Interest on the Bonds is payable half-yearly (in March and September) in US dollars and the impact of fluctuations in the exchange rate between sterling and US dollars is offset by US dollar denominated revenues receivable by Huntingdon. Although reported results have been affected by conversion into sterling of the Bonds on consolidation and there may be an impact in the future, Management have decided not to hedge against this exposure. Such a hedge might impact upon Huntingdon's cash flow compared with movements on the Bonds which do not affect cash flow in the medium term. Huntingdon's current treasury policy does not include any hedging or derivative activity.

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

5.    INTEREST RATES

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has a cash flow exposure on its bank loans due to its variable LIBOR pricing. In the 3 months ended March 31, 2000 a 1% change in LIBOR would have resulted in a fluctuation in interest expense of approximately (pound)60,000.

6.    COMPETITION

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

7.    INDUSTRY CONSOLIDATION

The process of consolidation within the pharmaceutical industry should accelerate the move towards outsourcing work to contract research organisations such as Huntingdon in the longer term as resources are increasingly invested on in-house facilities for discovery and lead optimisation, rather than development and regulatory safety evaluation. However, in the short term, there is a negative impact with development pipelines being rationalised and a focus on integration rather than development. This can have a material adverse impact on Huntingdon's net revenues and net income.

8.    INFLATION

While most of Huntingdon's net revenues are earned under fixed price contracts, the effects of inflation do not generally have a material adverse effect on its operations or financial condition as only a minority of the contracts have a duration in excess of one year.

9.    YEAR 2000

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

10.   NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognise all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAB Statement No. 133", this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company is in the process of analysing the impact of the adoption of this statement on its consolidated financial statements.

11.    FORWARD LOOKING STATEMENTS

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Huntingdon) constitute "forward-looking statements" pursuant to the safe-harbor provisions of the United States Private Litigation Reform Act of 1995. Such forward-looking statements include the discussions of the business strategies of Huntingdon and expectations concerning future operations, margins, profitability, liquidity and capital resources. Although Huntingdon believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Huntingdon to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are more fully described in the Huntingdon's Form 10-K for the year ended December 31, 1999 as filed with the SEC.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       HUNTINGDON LIFE SCIENCES GROUP PLC
                                OTHER INFORMATION

PART II     OTHER INFORMATION

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At an Extraordinary General Meeting of the Company held on March 22, 2000, stockholders voted upon the approval and adoption of new Articles of Association. Shares were voted on this matter as follows:

            For:        58,717,006
            Against:    82,304
            Abstain:    5,500

ITEM 6      EXHIBITS AND REPORTS ON FORMS 6-K AND 8-K

      (A)   Exhibits

            Exhibit 99.1 - Press Release, dated May 10, 2000, announcing first quarter earnings results.

      (B)   Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       HUNTINGDON LIFE SCIENCES GROUP plc
                                  (Registrant)


By:     /s/ Julian T. Griffiths
Name:   Julian T Griffiths
Title:  Finance Director
Date:   May 15, 2000