Form 10-Q
period 2000-06-30
HUNTINGDON LIFE SCIENCES GROUP PLC
filed 2000-08-14
CIK 718083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205494

                            ------------------------

                                    FORM 10-Q


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2000

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

      Yes X                         No __


At June 30, 2000, 291,010,094 Ordinary Shares of 5 pence each were outstanding.

                               TABLE OF CONTENTS



 PART I    FINANCIAL INFORMATION                                          Page

     Item 1   Financial Statements (Unaudited)                               3
              Condensed Consolidated Balance Sheets at June 30, 2000 and
                 December 31, 1999                                           3
              Condensed Consolidated Statements of Income for the three
                 and six month                                               4
              periods ended June 30, 2000 and June 30, 1999
              Condensed Consolidated Statement of Changes in Shareholders'
                 Equity                                                      4
              Condensed Consolidated Statements of Cash Flows for the six
                 months ended                                                5
              June 30, 2000 and June 30, 1999
              Notes to Condensed Consolidated Financial Statements           6

     Item 2   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                   8

     Item 3   Quantitative and Qualitative Disclosures about Market Risk    13


 PART II   OTHER INFORMATION

     Item 2   Changes in Securities and Use of Proceeds                     13
     Item 4   Submission of Matters to a Vote of Security Holders           13
     Item 6   Exhibits and reports on Forms 6-K and 8-K                     14

               HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES


PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            June 30,       December 31,
                                                                2000               1999
                                                         (pound)'000        (pound)'000
ASSETS                                                   (Unaudited)
Current assets:
Cash and cash equivalents                                      1,223              5,258
Accounts receivable net of allowance for
    uncollectables of(pound)50,000
(1999: (pound)115,000)                                        11,282              9,595
Unbilled receivables                                           6,547              5,689
Inventories                                                      658                803
Prepaid expenses and other                                     1,586              1,233
Deferred income taxes                                            619                825
                                                        -------------     --------------
Total current assets                                          21,915             23,403
                                                        -------------     --------------

Property and equipment: net                                   67,402             68,969
                                                        -------------     --------------

Investments                                                      150                 79
Unamortised costs of raising long term debt                      638                692
Deferred income taxes                                          5,660              5,492
                                                        -------------     --------------
Total assets                                                  95,765             98,635
                                                        -------------     --------------
                                                        -------------     --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                               3,816              3,982
Accrued payroll and other benefits                               757                760
Accrued expenses and other liabilities                         4,174              4,593
Fees invoiced in advance                                       9,262              9,317
Short term debt                                               22,586             22,656
                                                        -------------     --------------
Total current liabilities                                     40,595             41,308
                                                        -------------     --------------
Long term debt                                                33,027             31,023
                                                        -------------     --------------
Other long term liabilities                                    2,127              2,977
                                                        -------------     --------------
Deferred income taxes                                         13,759             14,111
                                                        -------------     --------------
Shareholders' Equity: 5p Ordinary Shares
Authorised-at June 30, 2000  400,000,000
  (1999, 400,000,000)
Issued and outstanding-at June 30, 2000  291,010,294
  (1999, 291,010,294)
                                                              14,550             14,550
Paid in capital                                               25,100             25,100
Retained earnings                                           (33,651)           (30,434)
Accumulated other comprehensive income
 -  cumulative translation adjustment                            258                  -
                                                        -------------     --------------
Total shareholders' equity                                     6,257              9,216
                                                        -------------     --------------
Total liabilities and shareholders' equity                    95,765             98,635
                                                        -------------     --------------



               HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited


                                                  Three months ended June 30           Six months ended June 30
                                                         2000            1999                2000            1999
                                                  (pound)'000     (pound)'000         (pound)'000     (pound)'000
                                                  (except per     (except per      (except    per     (except per
                                                  share data)     share data)      share data)        share data)

Revenues                                               15,950          14,283              31,413          27,666
Cost of sales                                          13,576          12,858              26,585          25,329
                                                --------------   -------------     ---------------  --------------
Gross profit                                            2,374           1,425               4,828           2,337
Selling and administrative expenses                     2,294           2,229               4,661           4,694
                                                --------------   -------------     ---------------  --------------
Operating profit/(loss)                                    80           (804)                 167         (2,357)
Interest income                                            34              83                  85             238
Interest expense                                      (1,119)         (1,087)             (2,203)         (2,186)
Other loss                                            (1,399)           (469)             (1,580)         (1,068)
                                                --------------   -------------     ---------------  --------------
Loss before income taxes                              (2,404)         (2,277)             (3,531)         (5,373)

Income taxes                                              178             586                 314           1,757
                                                --------------   -------------     ---------------  --------------
Net loss                                              (2,226)         (1,691)             (3,217)         (3,616)
                                                --------------   -------------     ---------------  --------------



Loss per share (pence)
- basic                                                   0.8             0.6                 1.1             1.2
- diluted                                                 0.8             0.6                 1.1             1.2
Loss per ADR (cents)
-  basic                                                 30.0            23.5                43.4            50.3
-  diluted                                               30.0            23.5                43.4            50.3

                                                         '000            '000                '000            '000
Weighted average shares outstanding
- basic                                               291,010         291,010             291,010         291,010
- diluted                                             291,010         291,010             291,010         291,010


       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    Unaudited

                                            Ordinary         Paid in        Retained     Accumulated Other          Total
                                              Shares         Capital        Earnings  Comprehensive Income
                                         (pound)'000     (pound)'000     (pound)'000           (pound)'000    (pound)'000
Balance, December 31, 1999                    14,550          25,100        (30,434)                     -          9,216
Net loss for period                                -               -         (3,217)                     -        (3,217)
Translation adjustment                             -               -               -                   258            258
                                        ------------- --------------- --------------- --------------------- --------------
Balance, June 30, 2000                        14,550          25,100        (33,651)                   258          6,257
                                        ------------- --------------- --------------- --------------------- --------------


               HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited



                                                                  Six months ended June 30
                                                                     2000                1999
                                                              (pound)'000         (pound)'000
                                                                                  As restated
Cash flows from operating activities:
Net loss                                                          (3,217)             (3,616)

Adjustments to reconcile net loss to net
   cash provided by operating activities
Depreciation and amortisation                                       2,976               2,970
Amortisation of loan costs                                            118                 136
Deferred income taxes                                               (314)             (1,757)

Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses                          (2,898)             (2,102)
Inventories                                                           145               (234)
Accounts payable, accrued expenses and other
  liabilities and accrued payroll and other benefits                (588)               1,868
Fees invoiced in advance                                             (55)               (376)
Other liabilities                                                   (850)             (1,834)
                                                          ----------------     ---------------
Net cash used by operating activities                             (4,683)             (4,945)
                                                          ----------------     ---------------

Cash flows from investing activities:
Purchase of property, plant and equipment                         (1,096)             (1,566)
                                                          ----------------     ---------------
Net cash used in investing activities                             (1,096)             (1,566)
                                                          ----------------     ---------------

Cash flows from financing activities:
Repayment of loan                                                       -             (1,000)
Repayments of short term borrowings                                     -               (747)
                                                          ----------------     ---------------
Net cash used by financing activities                                   -             (1,747)
                                                          ----------------     ---------------

Effect of exchange rate changes on cash
   and cash equivalents                                             1,744                 875
                                                          ----------------     ---------------
Decrease in cash and cash equivalents                             (4,035)             (7,383)
Cash and cash equivalents at beginning of year                      5,258              14,080
                                                          ----------------     ---------------
Cash and cash equivalents at end of year                            1,223               6,697
                                                          ----------------     ---------------

               HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Huntingdon Life Sciences Group plc and subsidiaries ("Huntingdon" or "the Company") for the years ended December 31, 1999, 1998 and 1997 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Loss per share/ADR is calculated using an exchange rate of $1.57 = (pound)1.00 (1999 $1.62 = (pound)1.00). On July 10, 2000 the Company changed its ADR ratio to one ADR representing twenty-five Ordinary Shares and the loss per ADR for each period has been calculated using this ratio; previously each ADR represented five Ordinary Shares. The ratio change was implemented to assure compliance with the New York Stock Exchange's listing requirement that ADR's trade at a minimum price of $1.00 per share.

Segment Analysis

The Company's operating locations have been aggregated into a single reportable segment, as permitted under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", since they have similar economic characteristics, products, production processes, types of customers and distribution methods.

Going Concern

Bank loans totalling (pound)22,586,000 are repayable on October 31, 2000. Management have entered into an agreement, in principle, with FHP Realty LLC, a private US investment firm affiliated with current Management and shareholders of the Company to effect a refinancing of the Company's existing bank debt. The refinancing contemplates sale and leaseback transactions of the Company's Princeton and Huntingdon sites and a new $15,000,000 asset-backed lending facility for the Company. Proceeds from the FHP Realty transaction will be used to repay in full the Company's current bank indebtedness. The Company's current bank facility, which had been scheduled to expire on August 31, 2000 has been extended to facilitate this transaction.

The refinancing plans are subject to shareholder approval and depend on the successful completion of the FHP Realty and sale and leaseback transactions. However, Management are confident that the refinancing will be completed and hence have formed a judgement that it is appropriate to adopt the going concern basis in preparing the accounts. The financial statements do not include any adjustments that would result from an inability to secure adequate finance.

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

2.         RESULTS OF OPERATIONS

Three months ended June 30, 2000 compared with three months ended June 30, 1999

Revenues for the three months ended June 30, 2000 were (pound)15.9 million, an increase of 11.7% on revenues of (pound)14.3 million for the three months ended June 30, 1999. The impact of increases in orders since the refinancing in September 1998 continues to feed through to revenues.

Cost of sales for the three months ended June 30, 2000 were (pound)13.6 million, an increase of 5.6% on cost of sales of (pound)12.9 million for the three months ended June 30, 1999. This increase was driven by the increase in revenues, but was partially offset by a lower charge for pension costs this year. Pension costs in the three months ended June 30, 2000 were (pound)0.4 million lower than in the corresponding period in 1999.

Selling and administration expenses rose by 2.9% to (pound)2.3 million for the three months ended June 30, 2000 from (pound)2.2 million in the corresponding period in 1999.

Net interest expense for the three months ended June 30, 2000 was (pound)1.1 million, an 8.1% increase on net interest expense of (pound)1.0 million for the three months ended June 30, 1999. The increase in expense was due to a combination of higher net debt and higher interest rates on bank borrowings.

The unrealised loss on exchange of (pound)1.4 million arose on net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the second quarter of 1999 sterling also weakened against the dollar resulting in a (pound)0.5 million loss on exchange.

Taxation relief on losses for the three months ended June 30, 2000 was (pound)0.2 million representing relief at 7.4% compared to 25.7% in the corresponding period in 1999. As Huntingdon operates in both the UK and the US its effective tax rate is subject to variation from period to period due to changes in the geographic distribution of its pre tax earnings and due to the non taxation of exchange losses.

The overall net loss for the three months ended June 30, 2000 was (pound)2.2 million compared to a loss of (pound)1.7 million for the three months ended June 30, 1999. Loss per share was 0.8 pence, up from 0.6 pence last year, on shares in issue of 291,010,294 (1999, 291,010,294). Loss per ADR was 30 cents, up from
23.5 cents last year.

Six months ended June 30, 2000 compared with six months ended June 30, 1999

Revenues for the six months ended June 30, 2000 were (pound)31.4 million, an increase of 13.5% on revenues of (pound)27.7 million for the six months ended June 30, 1999. The impact of increases in orders since the refinancing in September 1998 continues to feed through to revenues.

Cost of sales for the six months ended June 30, 2000 were (pound)26.6 million, an increase of 5.0% on cost of sales of (pound)25.3 million for the six months ended June 30, 1999. This increase was driven by the increase in revenues, but was partially offset by a lower charge for pension costs this year. Pension costs in the six months ended June 30, 2000 were (pound)0.7 million lower than in the corresponding period in 1999.

Selling and administration expenses were (pound)4.7 million for the six months ended June 30, 2000, the same as the corresponding period in 1999.

Net interest expense for the six months ended June 30, 2000 was (pound)2.1 million, an 8.7% increase on net interest expense of (pound)1.9 million for the six months ended June 30, 1999. The increase in expense was due to a combination of higher net debt and higher interest rates on bank borrowings.

The unrealised loss on exchange of (pound)1.6 million arose on net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the first half of 1999 sterling also weakened against the dollar resulting in a (pound)1.1 million loss on exchange.

Taxation relief on losses for the six months ended June 30, 2000 was (pound)0.3 million representing relief at 8.9% compared to 32.7% in the corresponding period in 1999. As Huntingdon operates in both the UK and the US its effective tax rate is subject to variation from period to period due to changes in the geographic distribution of its pre tax earnings and due to the non taxation of exchange losses.

The overall net loss for the six months ended June 30, 2000 was (pound)3.2 million compared to a loss of (pound)3.6 million for the six months ended June 30, 1999. Loss per share was 1.1pence, down from 1.2 pence last year , on shares in issue of 291,010,294 (1999, 291,010,294). Loss per ADR was 43.4 cents, down from 50.3 cents last year.


3.      LIQUIDITY & CAPITAL RESOURCES

During the six months ended June 30, 2000 funds absorbed were (pound)4.1 million, which includes the impact of exchange rate movements, reducing cash in hand and on short term deposit from (pound)5.3 million at December 31, 1999 to (pound)1.2 million at June 30, 2000. The funds were utilised as follows:-

                                                       (pound)m
Operating profit excluding depreciation                  3.1
Working capital movements                               (4.0)
Interest                                                (2.1)
Capital expenditure                                     (1.1)
                                                    ---------------
                                                        (4.1)
                                                    ---------------




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

On September 1, 1999 the sale of the Wilmslow Research Centre was completed. Part of the proceeds from this sale ((pound)1.9 million) were used to repay bank debt and the facility was reduced accordingly. Interest is payable in quarterly breaks at "LIBOR" plus 1.75% per annum in respect of drawings up to (pound)19.5 million and LIBOR plus 2% in respect of drawings over (pound)19.5 million. The interest rate payable at June 30, 2000 is 7.9519% on (pound)19.5 million and 8.2019% on (pound)3.1 million.

During August 2000 Management entered into an agreement, in principle, with FHP Realty LLC, a private US investment firm affiliated with current Management and shareholders of the Company to effect a refinancing of the Company's existing bank debt of (pound)22,586,000. The refinancing contemplates sale and leaseback transactions of the Company's Princeton and Huntingdon sites and a new $15,000,000 asset-backed lending facility for the Company. Proceeds from the FHP Realty transaction will be used to repay in full the Company's current bank indebtedness. The Company's current bank facility, which had been scheduled to expire on August 31, 2000 has been extended to October 31, 2000 to facilitate this transaction.

The refinancing plans are subject to shareholder approval and depend on the successful completion of the FHP Realty and sale and leaseback transactions. However, Management are confident that the refinancing will be completed and have formed a judgement that it is appropriate to adopt the going concern basis in preparing the accounts. The financial statements do not include any adjustments that would result from an inability to secure adequate finance.

The remainder of Huntingdon's long term finance is provided by Convertible Capital Bonds repayable in 2006 (the "Bonds"). Bonds totalling $50 million were issued in 1991 and remained outstanding as at June 30, 2000. The Bonds carry interest at 7.5%, payable at six-monthly breaks in March and September. The conversion rate, which is based upon a fixed rate of exchange of (pound)1.00=US $1.6825 is 242.3 pence per Ordinary Share and is subject to adjustment in certain circumstances.

The balance of the consideration payable for the purchase of the Wilmslow Research Centre ((pound)3.3 million) was repaid in 1999.

4.         EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

In the six months to June 30, 2000 following the weakening of sterling against the US dollar, net liabilities denominated in US dollars (mainly $50 million Bonds) have increased in value on consolidation to sterling. For the period this does not affect the cash flow of Huntingdon but has increased the reported loss before tax, accounting largely for the unrealised loss on exchange of (pound)1.6 million reported in these results. This compares with an exchange loss in the first half of 1999 of (pound)1.1 million.

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

Huntingdon operates on a world-wide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 11% of total revenues. Huntingdon has not experienced difficulty in transferring funds to and receiving funds remitted from those countries outside the US or UK in which it operates and Management expect this situation to continue.

Whilst the UK has not at this time entered the European Monetary Union, Huntingdon has ascertained that its financial systems are capable of dealing with Euro denominated transactions. In addition these systems ensure that Huntingdon, if ever required to do so, will be able to report in Euro's.

5.         INTEREST RATES

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has a cash flow exposure on its bank loans due to its variable LIBOR pricing. In the 3 months ended June 30, 2000 a 1% change in LIBOR would have resulted in a fluctuation in interest expense of approximately (pound)60,000.

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

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II    OTHER INFORMATION

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

                     On July 10, 2000 the Company changed its ADR ratio to one ADR representing twenty five Ordinary Shares, previously each ADR represented five Ordinary Shares. The ratio change was implemented to assure compliance with the New York Stock Exchange's listing requirement that ADRs trade at a minimum price of $1 per share.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     At the Annual General Meeting of the Company held on May 17, 2000, stockholders voted upon and approved the following resolutions, with the following votes cast on each such resolution:

                     Resolution 1: To receive and adopt the Report of the Directors and the Accounts for the Year ended December 31, 1999:

                     For:  19,462,764
                     Against:  21,756
                     Abstain:  14,500

                     Resolutions 2 through 6, Election of Directors:

                     Kirby L Cramer                For:  19,448,464
                                                   Against:  40,556
                                                   Abstain:  10,000

                     Joseph L Dowling III          For:  19,415,610
                                                   Against:  73,410
                                                   Abstain:  10,000

                     Gabor Balthazar               For:  19,415,310
                                                   Against:  73,410
                                                   Abstain:  10,300

                     John Caldwell                 For:  19,446,130
                                                   Against:  42,890
                                                   Abstain:  10,000

                     Andrew Baker                  For:  19,446,714
                                                   Against:  35,306
                                                   Abstain:  17,000

                     Resolution 7: To re-appoint Deloitte & Touche as auditors of the Company and to authorize the Directors to fix their remuneration:

                     For:  19,429,545
                     Against:  54,225
                     Abstain:  15,250

                     Resolution  8:  Waiving  certain   shareholder   rights  of
                     pre-emption   in  respect  of  the   allotment   of  equity
                     securities:

                     For:  19,319,348
                     Against:  65,172
                     Abstain:  114,500

ITEM 6     EXHIBITS AND REPORTS ON FORMS 6-K AND 8-K

(A)        Exhibits

           Amended and Restated Deposit Agreement, dated as of July 10, 2000. Incorporated by reference to Exhibit A to the Company's Registration Statement on Form F-6, Post-Effective Amendment No. 1, dated July 10, 2000. (Registration Number 333-11922).

           Exhibit 99.1 - Press Release, dated August 14, 2000, announcing second quarter earnings results.

           Exhibit 99.2 - Press Release, dated August 14, 2000, announcing plans for refinancing of the Company's bank debt.

(B)        Reports on Form 8-K

           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.




By:        /s/ Julian T. Griffiths

Name:      Julian T Griffiths

Title:     Finance Director

Date:      August 14, 2000