Form 10-Q
period 2000-09-30
HUNTINGDON LIFE SCIENCES GROUP PLC
filed 2000-11-14
CIK 718083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 205494

                            ------------------------


                                    FORM 10-Q


                   (X) QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

               Yes X                     No __


--------------------------------------------------------------------------------


At September 30, 2000, 291,010,094 Ordinary Shares of 5 pence each were outstanding.


TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                                             Page

           Item 1      Financial Statements (Unaudited)
                       Condensed Consolidated Balance Sheets at September 30, 2000 and        3
                       December 31, 1999
                       Condensed Consolidated Statements of Income for the three and          4
                       nine month periods ended September 30, 2000 and September 30, 1999
                       Condensed Consolidated Statement of Changes in Shareholders'           4
                       Equity
                       Condensed Consolidated Statements of Cash Flows for the nine           5
                       months ended September 30, 2000 and September 30, 1999
                       Notes to Condensed Consolidated Financial Statements                   6
           Item 2      Management's Discussion and Analysis of Financial Condition and        8
                       Results of Operations

           Item 3      Quantitative and Qualitative Disclosures about Market Risk            13


 PART II   OTHER INFORMATION
           Item 2      Changes in Securities and Use of Proceeds                             13
           Item 6      Exhibits and reports on Forms 6-K and 8-K                             14


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS


CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,             December 31,
                                                                             2000                   1999
                                                                      (pound)'000            (pound)'000
ASSETS                                                                (Unaudited)
Current assets:
Cash and cash equivalents                                                     927                  5,258
Accounts receivable net of allowance for uncollectables of
(pound)69,000 (1999:(pound)115,000)                                        11,192                  9,595
Unbilled receivables                                                        7,263                  5,689
Inventories                                                                   724                    803
Prepaid expenses and other                                                  1,794                  1,233
Deferred income taxes                                                         511                    825
                                                                ------------------     ------------------
Total current assets                                                       22,411                 23,403
                                                                ------------------     ------------------

Property and equipment: net                                                66,495                 68,969
                                                                ------------------     ------------------

Investments                                                                   157                     79
Unamortised costs of raising long term debt                                   611                    692
Deferred income taxes                                                       5,103                  5,492
                                                                ------------------     ------------------
Total assets                                                               94,777                 98,635
                                                                ------------------     ------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable                                                            3,753                  3,982
Accrued payroll and other benefits                                            832                    760
Accrued expenses and other liabilities                                      4,005                  4,593
Fees invoiced in advance                                                   10,139                  9,317
Short term debt                                                            22,586                 22,656
                                                                ------------------     ------------------
Total current liabilities                                                  41,315                 41,308
                                                                ------------------     ------------------
Long term debt                                                             33,818                 31,023
                                                                ------------------     ------------------
Other long term liabilities                                                 1,863                  2,977
                                                                ------------------     ------------------
Deferred income taxes                                                      13,239                 14,111
                                                                ------------------     ------------------
Shareholders' Equity: 5p Ordinary Shares
Authorised-at September 30, 2000  400,000,000 (1999,
400,000,000)
Issued and outstanding-at September 30, 2000  291,010,294
(1999, 291,010,294)                                                        14,550                 14,550
Paid in capital                                                            25,100                 25,100
Retained earnings                                                        (35,490)               (30,434)
Accumulated other comprehensive income
 -  cumulative translation adjustment                                         382                      -
                                                                ------------------     ------------------
Total shareholders' equity                                                  4,542                  9,216
                                                                ------------------     ------------------
Total liabilities and shareholders' equity                                 94,777                 98,635
                                                                ------------------     ------------------

               HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    Unaudited


                                               Three months ended              Nine months ended September
                                                  September 30                             30
                                                  2000               1999             2000             1999
                                           (pound)'000        (pound)'000      (pound)'000      (pound)'000
                                           (except per        (except per     (except  per      (except per
                                           share data)        share data)     share data)       share data)
Revenues                                        16,054             15,035           47,467           42,701
Cost of sales                                 (13,498)           (13,115)         (40,083)         (38,441)
                                        ---------------    ---------------    -------------    -------------
Gross profit                                     2,556              1,920            7,384            4,260
Selling and administrative expenses
                                               (2,475)            (2,099)          (7,136)          (6,793)
Other operating income                               -                522                -              522
                                        ---------------    ---------------    -------------    -------------
Operating profit/(loss)                             81                343              248          (2,011)
Interest income                                     17                 62              102              300
Interest expense                               (1,216)            (1,070)          (3,419)          (3,256)
Other (loss)/gain                                (576)                833          (2,156)            (235)
                                        ---------------    ---------------    -------------    -------------
(Loss)/profit before income taxes              (1,694)                168          (5,225)          (5,202)

Income taxes                                     (145)                713              169            2,470
                                        ---------------    ---------------    -------------    -------------
Net (loss)/profit                              (1,839)                881          (5,056)          (2,732)
                                        ---------------    ---------------    -------------    -------------

(Loss)/Earnings per share (pence)
- basic                                          (0.6)                0.3            (1.7)            (0.9)
- diluted                                        (0.6)                0.3            (1.7)            (0.9)
(Loss)/Earnings per ADR (cents)
-  basic                                        (24.4)               12.2           (66.9)           (37.8)
-  diluted                                      (24.4)               12.2           (66.9)           (37.8)

                                                  '000               '000             '000             '000
Weighted average shares outstanding
- basic                                        291,010            291,010          291,010          291,010
- diluted                                      291,010            291,010          291,010          291,010




       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                    Unaudited

                                       Ordinary       Paid in     Retained        Accumulated Other     Total
                                         Shares       Capital     Earnings     Comprehensive Income
                                    (pound)'000   (pound)'000  (pound)'000           (pound)'000      (pound)'000

Balance, December 31, 1999               14,550        25,100     (30,434)                  -              9,216
Net loss for period                           -             -      (5,056)                  -            (5,056)
Translation adjustment                        -             -            -                382               382
                                   ------------- ------------- ------------     -------------        -----------
Balance, September 30, 2000              14,550        25,100     (35,490)                382              4,542
                                   ------------- ------------- ------------     -------------        -----------


               HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited

                                                                          Nine months ended September 30
                                                                             2000                   1999
                                                                      (pound)'000            (pound)'000
Cash flows from operating activities:
Net loss                                                                  (5,056)                (2,732)

Adjustments to reconcile net loss to net cash provided
   by operating activities:
Depreciation and amortisation                                               4,489                  5,737
Amortisation of loan costs                                                    216                    199
Profit on sale of property, plant and equipment                                 -                (1,772)
Deferred income taxes                                                       (169)                (2,442)

Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses                                  (3,734)                (1,295)
Inventories                                                                    79                     72
Accounts payable, accrued expenses and other liabilities
and accrued payroll and other benefits                                    (1,745)                (2,409)
Fees invoiced in advance                                                      822                  (969)
Other liabilities                                                         (1,114)                   (26)
                                                                    ---------------       ----------------
Net cash used by operating activities                                     (6,212)                (5,637)
                                                                    ---------------       ----------------

Cash flows from investing activities:
Purchase of property, plant and equipment                                 (1,480)                (2,151)
Proceeds from sale of property, plant and equipment                            -                   4,214
                                                                    ---------------       ----------------
Net cash (used in)/generated from investing activities                    (1,480)                  2,063
                                                                    ---------------       ----------------

Cash flows from financing activities:
Loan received                                                              1,000                      -
Repayment of loan                                                              -                 (5,214)
Repayments of short term borrowings                                            -                   (747)
                                                                    ---------------       ----------------
Net cash generated from/(used by) financing activities                      1,000                (5,961)
                                                                    ---------------       ----------------

Effect of exchange rate changes on cash and cash equivalents
                                                                            2,361                     85
                                                                    ---------------       ----------------
Decrease in cash and cash equivalents                                      (4,331)                (9,450)
Cash and cash equivalents at beginning of year                              5,258                 14,080
                                                                    ---------------       ----------------
Cash and cash equivalents at end of year                                     927                  4,630
                                                                    ---------------       ----------------


              HUNTINGDON LIFE SCIENCES GROUP PLC AND SUBSIDIARIES


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim periods presented. The consolidated financial statements have been compiled without audit and are subject to such year-end adjustments as may be considered appropriate and should be read in conjunction with the historical consolidated financial statements of Huntingdon Life Sciences Group plc and subsidiaries ("Huntingdon" or "the Company") for the years ended December 31, 1999, 1998 and 1997 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

Inventories

Inventories comprise consumables and items for use on contracts and are valued at the lower of cost and net realisable value after making due allowances for any obsolete items.

Loss per share

Loss per share is computed in accordance with FASB Statement No. 128, "Earnings Per Share". Basic loss per share is computed by dividing net income available to common stockholders by the weighted average number of shares outstanding during the period. The computation of diluted loss per share is similar to the computation of basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The potential dilution which could arise from outstanding share options and the Convertible Capital Bonds is not computed as any adjustments would be anti-dilutive.

Loss per share/ADR is calculated using an exchange rate of $1.54 = (pound)1.00 (1999 $1.61 = (pound)1.00). On July 10, 2000 the Company changed its ADR ratio to one ADR representing twenty-five Ordinary Shares and the loss per ADR for each period has been calculated using this ratio; previously each ADR represented five Ordinary Shares. The ratio change was implemented to assure compliance with the New York Stock Exchange's listing requirement that ADR's trade at a minimum price of $1.00 per share.

Segment Analysis

The Company's operating locations have been aggregated into a single reportable segment, as permitted under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", since they have similar economic characteristics, products, production processes, types of customers and distribution methods.

Going Concern

Bank loans totalling (pound)22,586,000 are repayable on November 30, 2000. Management have entered into an agreement, in principle, with FHP Realty LLC, a private US investment firm affiliated with current Management and shareholders of the Company to effect a refinancing of the Company in conjunction with proposed sale and leasebacks and/or loans (to be secured on one or more of the Company's properties) which are currently under negotiation. The Company's current bank facility, which had been scheduled to expire on October 31, 2000 was extended to November 30, 2000 to facilitate this transaction.

Since the refinancing requires the convening of a shareholder meeting in order to obtain shareholder approval, the Company does not believe that the refinancing will be completed prior to November 30, 2000. Accordingly the Company is in discussions with its bank group for an additional extension beyond November 30, 2000 to facilitate completion of the refinancing. The Company believes it will obtain this extension and complete the refinancing. As a result Management have formed a judgement that it is appropriate to adopt the going concern basis in preparing the accounts. The financial statements do not include any adjustments that would result from an inability to secure adequate finance.

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

2.       RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared with three months ended September 30, 1999

Revenues for the three months ended September 30, 2000 were (pound)16.1 million, an increase of 6.8% on revenues of (pound)15.0 million for the three months ended September 30, 1999. The impact of increases in orders since the refinancing in September 1998 continues to feed through to revenues.

Cost of sales for the three months ended September 30, 2000 were (pound)13.3 million, an increase of 1.5% on cost of sales of (pound)13.1 million for the three months ended September 30, 1999. This increase was driven by the increase in revenues, but was partially offset by a lower charge for pension costs this year. Pension costs in the three months ended September 30, 2000 were (pound)0.5 million lower than in the corresponding period in 1999.

Selling and administration expenses rose by 17.9% to (pound)2.5 million for the three months ended September 30, 2000 from (pound)2.1 million in the corresponding period in 1999. The increase was largely due to a reclassification of certain expenditure as cost of sales in the third quarter last year which reduced selling and administration expenses by (pound)0.2 million in that quarter.

Net interest expense for the three months ended September 30, 2000 was (pound)1.2 million, an 18.9% increase on net interest expense of (pound)1.0 million for the three months ended September 30, 1999. The increase in expense was due to increases in interest rates and fees for extending the facility.

The unrealised loss on exchange of (pound)0.6 million arose on net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the third quarter of 1999 sterling strengthened against the dollar resulting in a (pound)0.8 million gain on exchange.

The taxation charge on losses for the three months ended September 30, 2000 was (pound)0.1 million. The charge arising from the tax treatment of exchange gains and losses on the Convertible Capital Bonds increased this charge by (pound)0.4 million and adjustments to tax losses brought forward by a further (pound)0.1 million. Taxation relief for the three months ended September 30, 1999 was (pound)0.7 million as the exchange gain of (pound)0.8 million was not taxable and the profit on the sale of the Wilmslow Research Centre of (pound)1.8 million was offset by capital losses brought forward from prior years.

The overall net loss for the three months ended September 30, 2000 was (pound)1.8 million compared to a net profit of (pound)0.9 million for the three months ended September 30, 1999.

The increase in the net loss of (pound)2.7 million is due to a reduction in other operating income of (pound)0.5 million, increased interest expense of (pound)0.2 million, higher exchange losses of (pound)1.4 million and an increase in income tax expense of (pound)0.9 million due to the tax treatment of exchange gains and losses on the Convertible Capital Bonds and the availability of capital losses to offset the tax charge arising on other operating income. These were offset by an improvement in operating profits (excluding other operating income) of (pound)0.3 million.

Loss per share was 0.6 pence, compared to earnings per share of 0.3 pence last year, on shares in issue of 291,010,294 (1999, 291,010,294). Loss per ADR was
24.4 cents, compared to earnings per ADR of 12.2 cents last year.

Nine months ended September 30, 2000 compared with nine months ended September 30, 1999

Revenues for the nine months ended September 30, 2000 were (pound)47.5 million, an increase of 11.2% on revenues of (pound)42.7 million for the nine months ended September 30, 1999. The impact of increases in orders since the refinancing in September 1998 continues to feed through to revenues.

Cost of sales for the nine months ended September 30, 2000 were (pound)39.9 million, an increase of 3.8% on cost of sales of (pound)38.4 million for the nine months ended September 30, 1999. This increase was driven by the increase in revenues, but was partially offset by a lower charge for pension costs this year. Pension costs in the nine months ended September 30, 2000 were (pound)1.4 million lower than in the corresponding period in 1999.

Selling and administration expenses rose by 5.0% to (pound)7.1 million for the nine months ended September 30, 2000, from (pound)6.8 in the corresponding period in 1999. (pound)0.2 million of this increase was due to the reclassification of certain expenditure as cost of sales in the third quarter last year reducing selling and administration expenses in that quarter.

Net interest expense for the nine months ended September 30, 2000 was (pound)3.3 million, a 12.2% increase on net interest expense of (pound)3.0 million for the nine months ended September 30, 1999. The increase in expense was due to lower cash balances leading to lower interest income and an increase in interest rates, resulting in higher interest expense.

The unrealised loss on exchange of (pound)2.2 million arose on net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the nine months ended September 30, 1999 sterling also weakened against the dollar resulting in a (pound)0.2 million loss on exchange.

Taxation relief on losses for the nine months ended September 30, 2000 was (pound)0.2 million representing relief at 3.2%. The charge arising from the tax treatment of exchange gains and losses on the Convertible Capital Bonds reduced this relief by (pound)1.1 million and adjustments to tax losses brought forward by a further (pound)0.1 million. Taxation relief for the nine months ended September 30, 1999 was 48% of losses before income tax as the profit on the sale of the Wilmslow Research Centre of (pound)1.8 million was offset by capital losses brought forward from prior years.

The overall net loss for the nine months ended September 30, 2000 was (pound)5.1 million compared to a loss of (pound)2.7 million for the nine months ended September 30, 1999. The increase in the net loss of (pound)2.3 million is due to a reduction in other operating income of (pound)0.5 million, increased net interest expense of (pound)0.4 million, higher exchange losses of (pound)1.9 million and an increase in income tax expense of (pound)2.3 million due to the tax treatment of exchange gains and losses on the Convertible Capital Bonds and the availability of capital losses to offset the tax charge arising on other operating income. These were offset by an improvement in operating profit (excluding other operating income) of (pound)2.8 million.

Loss per share was 1.7 pence, up from 0.9 pence last year , on shares in issue of 291,010,294 (1999, 291,010,294). Loss per ADR was 66.9 cents, up from 37.8 cents last year.

3.       LIQUIDITY & CAPITAL RESOURCES

During the nine months ended September 30, 2000 funds absorbed were (pound)4.3 million, which includes the impact of exchange rate movements, reducing cash in hand and on short term deposit from (pound)5.3 million at December 31, 1999 to (pound)0.9 million at September 30, 2000. The funds were utilised as follows:-

                                                    (pound)m
Operating profit excluding depreciation             4.7
Working capital movements                           (5.2)
Interest                                            (3.3)
Capital expenditure                                 (1.5)
Loans                                               1.0
                                                    ------------
                                                    (4.3)
                                                    ------------

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

On September 1, 1999 the sale of the Wilmslow Research Centre was completed. Part of the proceeds from this sale ((pound)1.9 million) were used to repay bank debt and the facility was reduced accordingly. Interest was payable in quarterly breaks at "LIBOR" plus 1.75% per annum in respect of drawings up to (pound)19.5 million and LIBOR plus 2% in respect of drawings over (pound)19.5 million up until August 31, 2000, after that date interest was payable at LIBOR plus 3%. The interest rate payable at September 30, 2000 is 9.18815%.

During August 2000 Management entered into an agreement, in principle, with FHP Realty LLC, a private US investment firm affiliated with current Management and shareholders of the Company to effect a refinancing of the Company in conjunction with proposed sale and leasebacks and/or loans (to be secured on one or more of the Company's properties) which are currently under negotiation. The Company's current bank facility, which had been scheduled to expire on October 31, 2000 was extended to November 30, 2000 to facilitate this transaction.

Since the refinancing requires the convening of a shareholder meeting in order to obtain shareholder approval, the Company does not believe that the refinancing will be completed prior to November 30, 2000. Accordingly, the Company is in discussions with its bank group for an additional extension beyond November 30, 2000 to facilitate completion of the refinancing. The Company believes it will obtain this extension and complete the refinancing. As a result, Management have formed a judgement that it is appropriate to adopt the going concern basis in preparing the accounts. The financial statements do not include any adjustments that would result from an inability to secure adequate finance.

The remainder of Huntingdon's long term finance is provided by Convertible Capital Bonds repayable in 2006 (the "Bonds"). Bonds totalling $50 million were issued in 1991 and remained outstanding as at September 30, 2000. The Bonds carry interest at 7.5%, payable at six-monthly breaks in March and September. The conversion rate, which is based upon a fixed rate of exchange of (pound)1.00=US $1.6825 is 242.3 pence per Ordinary Share and is subject to adjustment in certain circumstances.

The balance of the consideration payable for the purchase of the Wilmslow Research Centre ((pound)3.3 million) was repaid in 1999.

4.       EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

In the nine months to September 30, 2000 following the weakening of sterling against the US dollar, net liabilities denominated in US dollars (mainly $50 million Bonds) have increased in value on consolidation to sterling. For the period this does not affect the cash flow of Huntingdon but has increased the reported loss before tax, accounting largely for the unrealised loss on exchange of (pound)2.2 million reported in these results. This compares with an exchange loss in the nine months to September 30 of 1999 of (pound)0.2 million.

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

5.       INTEREST RATES

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has a cash flow exposure on its bank loans due to its variable LIBOR pricing. In the 3 months ended September 30, 2000 a 1% change in LIBOR would have resulted in a fluctuation in interest expense of approximately (pound)60,000.

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

11.       FORWARD LOOKING STATEMENTS

Certain statements in this section and elsewhere in this Quarterly Report on Form 10-Q (as well as information included in oral statements or other written statements made or to be made by Huntingdon) constitute "forward-looking statements" pursuant to the safe-harbor provisions of the United States Private Litigation Reform Act of 1995. Such forward-looking statements include the discussions of the business strategies of Huntingdon and expectations concerning future operations, margins, profitability, liquidity and capital resources including, without limitation, the status of the Company's efforts to refinance its existing bank debt and the ability of the Company to obtain an extension from its bank group of the expiration date of its current bank facility. Although Huntingdon believes that such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of Huntingdon to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and other factors are more fully described in the Huntingdon's Form 10-K for the year ended December 31, 1999 as filed with the SEC.


ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See Management's Discussion and Analysis of Financial Condition and Results of Operations.

                       HUNTINGDON LIFE SCIENCES GROUP PLC
                                OTHER INFORMATION


PART II  OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 10, 2000 the Company changed its ADR ratio to one ADR representing twenty-five Ordinary Shares, previously each ADR represented five Ordinary Shares. The ratio change was implemented to assure compliance with the New York Stock Exchange's listing requirement that ADRs trade at a minimum price of $1 per share.


ITEM 6   EXHIBITS AND REPORTS ON FORMS 6-K AND 8-K

(A)      Exhibits

         Exhibit 99.1 - Press Release, dated November 14, 2000, announcing third quarter earnings results.

(B)      Reports on Form 8-K

         Current Report on Form 8-K dated November 14, 2000, with respect to Items 7 & 9.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorised.


                       HUNTINGDON LIFE SCIENCES GROUP plc
                                  (Registrant)



By:

Name:    Julian T Griffiths

Title:   Finance Director

Date:    November 14, 2000