Form 10-K
period 2000-12-31
HUNTINGDON LIFE SCIENCES GROUP PLC
filed 2001-03-30
CIK 718083

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205494
                            ------------------------
                                    FORM 10-K
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

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

     WOOLLEY ROAD, ALCONBURY, HUNTINGDON, PE28 4HS, CAMBRIDGESHIRE, ENGLAND
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: +44 1480 892000
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                             NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                         ON WHICH REGISTERED
  --------------------                  ------------------------------
Ordinary Shares, par value          National Association of Securities Dealers'
5 pence per share, in the           Over the Counter Bulletin Board
form of American Depositary
Shares represented by American
Depositary Receipts


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes X                 No __
                                 -
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 2, 2001 was approximately (pound)11,258,895.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date

Ordinary Shares of 5 pence each as at March 2, 2001     291,912,337

                               TABLE OF CONTENTS

ITEM                                                                      PAGE

                                     PART I

1.      Business .........................................................  3

2.      Properties ....................................................... 11

3.      Legal Proceedings ................................................ 11

4.      Submission of Matters to a Vote of Security Holders............... 11

                                     PART II

5.      Market For Registrant's Common Equity and Related
        Stockholder Matters............................................... 12

6.      Selected Financial Data .......................................... 13

7.      Management's Discussion and Analysis of Financial
        Condition and Results of Operations .............................. 14

7A.     Quantitative and Qualitative Disclosures
        About Market Risk................................................. 19

8.      Financial Statements and Supplementary Data ...................... 19

9.      Changes in and disagreements with Accountants on
        Accounting and Financial Disclosure .............................. 42

                                    PART III

10.     Directors and Executive Officers of the Registrant................ 43

11.     Executive Compensation ........................................... 44

12.     Security Ownership of Certain Beneficial Owners and Management.... 49

13.     Certain Relationships and Related Transactions ................... 49

                                     PART IV

14.     Exhibits, Financial Statements, Schedules and Reports
        on Form 8-K....................................................... 50

PART I

ITEM 1.  BUSINESS

INTRODUCTION

Huntingdon Life Sciences Group plc (the "Company" or "Huntingdon") is one of the world's leading Contract Research Organisations (CROs). The Company is the second largest independent world-wide provider of pre-clinical and non-clinical biological safety evaluation research services to most of the world's leading pharmaceutical, biotechnology, agrochemical and industrial chemical companies. 65% of the Company's orders are in support of early stage development of promising new pharmaceutical and biotech compounds. The purpose of this safety evaluation is to identify risks to humans, animals or the environment, resulting from the use or manufacture of a wide range of chemicals that are essential components of these industries products. Huntingdon's services are designed to meet the regulatory requirements of governments around the world.

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

In 1988 the Company was floated on the London Stock Exchange and in early 1989 it obtained a listing for its ADR's on the New York Stock Exchange. (The ADR's currently trade on the NASD OTC Bulletin Board.)

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

In the first half of 1997 allegations were made relating to animal care and Good Laboratory Practice (GLP) against the Company's operating subsidiaries in the UK and US. Those allegations and the UK Government's subsequent statement in the House of Commons in July 1997 about its investigation into those allegations caused the cancellation of booked orders and a decline in new orders. Significant trading losses and cash outflows resulted during the period from mid 1997 onwards. For further details of these allegations see Government Supervision of Regulations - 1997 Allegations relating to animal care and GLP, below.

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

On September 1, 1999 the sale of the Wilmslow Research Centre was completed. Parts of the proceeds from this sale ((pound)1.9 million) were used to repay bank debt and the facility was reduced accordingly. On September 1, 2000 the remaining facility of (pound)22,586,000 was renewed, through a series of extensions, up until January 19, 2001. The debt was refinanced on January 20, 2001 by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party, and the two other banks who were part of the original loan syndicate. It is now repayable on June 30, 2006.

Since the involvement of the new investor group, a new management team has been appointed, led by Brian Cass, which the Company believes has begun to successfully address many of the Company's past difficulties. Relationships with customers have been restored, a substantial cost and headcount reduction program has been effected and sales have started to grow again at an encouraging rate.

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

In November 1999 a new so called "animal rights" group was formed in the UK with Huntingdon as its target. During 2000 the campaigners focused on the Company, it's staff and directors, but also many other stakeholders in the business, including shareholders, financial institutions, other suppliers and customers.

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

The Company's aim is to develop its business within these markets, through a mixture of organic growth and a small number of strategic acquisitions. In doing so the Company will benefit from strong drug pipelines in the pharmaceutical industry, the growing amount of legislation concerning the safety and environmental impact of agrochemicals and industrial chemicals and a growing trend towards outsourcing as clients focus more internal resources on research in the search for new compounds.

Huntingdon's sales and marketing functions are specifically focused on two main groups, pharmaceutical and non-pharmaceutical customers. As much of the research activity conducted for these two customer groups is similar, the company believes it is appropriate, operationally, to view this as one business.

Pharmaceuticals and Biopharmaceuticals

The Pharmaceutical research and development pathway is shown below:

    DRUG DISCOVERY                       DRUG DEVELOPMENT                     MARKETING
                       |----------------|
                       |NON-CLINICAL    |               CLINICAL
  Chemical Synthesis   |  Pre-Clinical  |  Phase I    Phase II   Phase III    Phase IV
                       |Toxicology      |  Safety     Efficacy   Long Term    Post Marketing
                       |Pharmacology    |                        Efficacy     Surveillance
                       |Drug Metabolism |
                       |Pharmacokinetics|
                       |                |
                       |                | -------------------------------------
                       |   LONG TERM SAFETY STUDIES
                       |-------------------------------------------------------

Huntingdon performs non-clinical testing in support of the drug development process. This primarily consists of pre-clinical outsourcing from the pharmaceutical industry, as well as further longer term non-clinical safety testing that is performed in parallel to human clinical testing (such as carcinogenicity studies and safety studies relating to reproductive implications). Approximately two thirds of the Company's orders are derived from this source. Huntingdon views its non-clinical market as extending to "proof of concept" in man (Phase 2A) and to analytical chemistry support for clinical trials. During 1999 the Company entered collaborative relationships with a number of Phase I clinical trial units and offers centralised clinical laboratory services in support of clinical trials.

The Company has also actively pursued opportunities to extend its range of capabilities supporting late stage drug discovery, focussed around invitro and in vivo models for lead candidate drug characterisation and optimisation. Its growing range of biological services is intended to position the Company to take advantage of the knowledge arising from the Human Genome Project as the identification of new molecular disease targets is expected to lead to the development of increased numbers of potential therapies which will require evaluation.

The outsourced market for the large clinical trials (Phase 3 and beyond) is relevant to Huntingdon, but the margins are less attractive and it is subject to a greater degree of volatility driven by the size of individual contracts. While the Company does not preclude entering this market, it is a very different business and one in which a number of major companies are already firmly established.

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

Huntingdon's business in these areas is again driven by governmental regulatory requirements. The Company's services address safety concerns surrounding a diverse range of products, spanning such areas as agricultural herbicides and pesticides, medical devices, veterinary medicines, and chemicals used in the manufacture of pharmaceutical intermediates, manufactured foodstuffs, and household products. Huntingdon believes it is a clear market leader in programs designed to assess the safety, environmental impact and efficacy of agricultural chemicals as well as in programs to take new industrial chemicals to market.

o       Market Growth

It is estimated that the world-wide market for outsourced contract research from these industries is around $300 million. The growth in the non-pharmaceutical business is driven both by the introduction of novel compounds and increasingly by legislation concerning the safety and environmental impact of existing products.

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

Safety testing in these industries is also more likely to be outsourced as, unlike the pharmaceutical industry, fewer companies have comprehensive internal testing facilities. While overall R & D is growing at approximately 5%, we believe that this coupled with increased outsourcing could provide market growth of up to 10% per annum over the next five years.

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

Huntingdon   is  the  second   largest   independent   world-wide   provider  of
pre/non-clinical  safety  testing  services,   behind  Covance  Inc.  which  has
estimated sales for 2000 of approximately $290 million in this area.

ORDERS AND BACKLOG

1999 saw a 17% growth in orders with the return of client confidence after the refinancing in September 1998. This growth continued in the first three quarters of 2000 with orders 12% above 1999 levels. The strongest growth was in the non pharmaceutical business. After a relatively weak year in 1999 orders grew by 53% in the period up to the end of September as the impact of new legislation fed through into orders. The Company's pharmaceutical business was not as strong, declining 10% in the same period. A lack of toxicology work from continental Europe, due to weak drug pipelines and the strength of Sterling against the Euro, and the continuing uncertainties of the Japanese pharmaceutical market were the principal contributing factors to this decline.

As the Company moved into the last quarter of the year the growth in the non pharmaceutical business slowed. Given the tremendous growth in the first three quarters this was to be expected, but the overall growth rate for 2000 was still 35% and the business is forecast to grow further, albeit at lower levels, in 2001. The fourth quarter also saw some recovery in the Company's pharmaceutical business from the low levels seen in the third quarter. However, this wasn't sufficient to offset the decline in the first three quarters and orders for the year overall were 11% down on 1999. Total orders for the final quarter were 23% down on the third quarter and 16% down on 1999. Nevertheless the Company's overall growth in orders for the year over 1999 was still 5%.

Given the uncertainties surrounding the refinancing of the Company's bank debt and the threats by animal rights campaigners directed at companies and their employees in our client industries, the weakness in orders seen in the latter part of the year is expected to continue through the early part of 2001. It is, however, encouraging to see the more recent, very public support for the Company and the work it undertakes both from the UK Government and Pharmaceutical, Biotechnology and Chemical industries. The quality of work undertaken by the Company is not at question. With the refinancing complete and a greater realisation that the issue of animal testing is one that affects all companies in the industry, a resumption in order growth is expected during 2001.

The geographical split of orders is as follows:

                           % of Orders from each Geographic area

                              2000                   1999
Europe                          35                     39
Far East                        21                     23
United States                   44                     38
                           --------              ---------
Total                          100                    100
                           --------              ---------

After a 30% increase in the Company's US business in 1999, 2000 saw a further 13% increase in orders. Business placed at the Princeton laboratory was the driver behind this with growth at over 20%. US business referred to the UK laboratories was flat. Japanese and European orders were both down on the previous year for the reasons noted above. The weakness in Europe though did not extend to UK derived business which showed a gratifying 10% growth on the previous year.

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

In the US the USDA undertook two inspections during the summer of 1997 and one in February 1998, these followed their annual inspection in April and an intensive FDA inspection in February - both of which were satisfactory. In December 1997 Huntingdon announced the receipt of a settlement agreement as a Court Order in which PeTA agreed to give up all of its campaign against Huntingdon. The AAALAC inspected the site and unanimously endorsed its continued accreditation. In 1998 the USDA investigation was concluded and did not include any concessions of violations by Huntingdon. In December 1998 the USDA conducted its annual routine inspection of the laboratories and concluded that they were in full compliance with all aspects of the Department's Regulations.

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

The number of employees in the Group at December 31, 2000 and 1999 were as follows:

                                        Employees at December 31
                                        2000                  1999

UK ............................         1,093                 1,090
USA............................           212                   199
Japan..........................            10                    10
                                 ------------            ----------
                                        1,315                 1,299
                                 ------------            ----------

Animal Rights Activism

In parallel with an increase in so called "animal rights" activity internationally, during November 1999 a new campaign group was formed in the UK with Huntingdon as its target. The group's broad aim is to end all animal research; targeting Huntingdon is the next step on this path. During 2000 this campaign intensified with any stakeholder in the Company becoming a potential target; this included staff, directors, institutional and personal shareholders, customers, financial institutions and other suppliers. The protests took the form of direct action; incorporating demonstrations outside the Company's facilities and in local towns; distribution of propaganda; abuse, intimidation and threats directed at many of the stakeholders listed above. Many of these illegal activities were carried out by extreme "animal rights" activists. The worst acts of violence have been targeted at members of staff and directors of the Company. These have taken the form of night-time arson attacks on employees' cars outside their homes and physical attacks on senior managers as they returned home from work.

To counter this "animal rights" campaign Huntingdon has adopted a strategy of openness and direct co-operation with the media and the local communities. The Company has taken every opportunity to promote the value of the work it does in helping its customers bring to market safe and effective products. Members of the media, schools, local groups and national bodies have all visited the Company, toured the animal facilities and laboratories, and talked with staff. These visitors have been consistently impressed with Huntingdon's ethics, standards of animal welfare and the professionalism of its staff. As a consequence of the Company's high profile public relations activities and the irrationality of the "animal rights" messages, the national media coverage has become increasingly positive throughout the year.

The Company has successfully lobbied politicians and the British parliament, with great support from industry trade bodies such as the Association of the British Pharmaceutical Industry, Bioindustry Association, Chemical Industry Association and Research Defence Society. As a result the British Government has made very positive statements in support of Huntingdon and has been extremely critical of the illegal acts of some "animal rights" supporters. The Government is currently reviewing legislation to offer more protection to those targeted and are encouraging the police and courts to ensure the law is enforced.

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

Financial information about geographic areas

See Financial Statements

Available Information

Huntingdon files annual, quarterly and current reports and other information with the SEC (including an Annual Report on Form 10-K for the Fiscal Year ended December 31, 1999). You may read and copy any of these reports, statements or other information at the SEC's Internet site (http:/www.sec.gov) or at the SEC's public reference rooms (450 Fifth Street, N.W., Washington, DC 20549). You can request copies of those documents, upon payment of a duplicating fee, by writing to the SEC.


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


Location                   Laboratories    Size         Principal Activities
                           and Offices
Huntingdon, England        612,000         80 acres     Laboratories, animal accommodation and
                           sq.ft.                       offices
Near Princeton, NJ, USA    180,000         53.5         Laboratories, animal accommodation and
                           sq.ft.          acres        offices
Near Diss, England         250,000         28 acres     Laboratories, animal accommodation and
                           sq.ft.                       offices


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Ordinary Shares are listed on the London Stock Exchange Ltd under the Stock Exchange Automated Quotation symbol "HTD." American Depositary Shares "ADS"s, each of which evidences twenty five Ordinary Shares and which in turn are evidenced by American Depositary Receipts "ADR"s, are listed on the National Association of Securities Dealers' Over the Counter Bulletin Board (NASDOTC) under the symbol "HTDLY". Prior to December 27, 2000 these were listed on the New York Stock Exchange, Inc ("NYSE") under the symbol "HTD". They were suspended from the NYSE because they no longer met the NYSE's continuing listing criteria, in particular the market capitalisation of the Company was below $50 million.

On July 10, 2000 the Company changed its ADS ratio from one ADS representing five Ordinary Shares to one ADS representing twenty five Ordinary Shares. The ratio change was implemented to ensure compliance with the New York Stock Exchange's listing requirement that ADS's trade at a minimum price of $1.00 per share.

The Bank of New York is the depositary for the Ordinary Shares represented by ADSs. As at March 2, 2001, there were 73 recorded holders of ADSs. It is believed that, at such date, 83,862,740 of the Company's total issued share capital of 291,184,962 Ordinary Shares were represented by 3,354,510 ADSs. The remaining Ordinary Shares were, as at such date, held in the form of Ordinary Shares for which there were 2,623 recorded holders.

The high and low quarterly sales prices (in pounds sterling) of the Company's Ordinary Shares on the London Stock Exchange from January 1, 1999 to December 31, 2000 were as follows:

                                                    HIGH SALES        LOW SALES
QUARTER ENDED                                          PRICE            PRICE
-------------                                     --------------   ------------
                                                     (pound)          (pound)

March 31, 1999..................................      0.215            0.11
June 30, 1999...................................      0.195            0.1875
September 30, 1999..............................      0.1925           0.175
December 31, 1999...............................      0.175            0.105
March 31, 2000..................................      0.2775           0.08
June 30, 2000...................................      0.1475           0.0775
September 30, 2000..............................      0.1125           0.06
December 31, 2000...............................      0.06             0.0225

The high and low quarterly sales prices (in US dollars) of the Company's ADSs, as evidenced by ADRs, on the NASDOTC and previously the NYSE from January 1, 1999 to December 31, 2000 were as follows:

                                                    HIGH SALES        LOW SALES
QUARTER ENDED                                        PRICE             PRICE
-------------
                                                   -------------    ------------
                                                         $               $
March 31, 1999.................................       10.95             5.65
June 30, 1999..................................        9.4              6.25
September 30, 1999.............................        8.15             4.4
December 31, 1999..............................        6.9              4.05
March 31, 2000.................................       14.7              2.5
June 30, 2000..................................        7.5              3.15
September 30, 2000.............................        4.31             1.69
December 31, 2000..............................        1.94             0.19

The prices for periods prior to July 10, 2000 have been adjusted for the ratio change of ordinary shares to ADS's. On March 2, 2001, the mid-market closing price of Huntingdon's Ordinary Shares was (pound)0.065 and was $2.25 per ADR.

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

See Item 7 for discussion of restrictions impacting the export or import of capital or that affect the remittance of dividends or other payments to non resident holders of the Company's equity.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated statement of operations and operating data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1996 through 2000 were derived from Huntingdon's audited consolidated financial statements and the related notes included in this Annual Report on Form 10-K beginning on page 22 and previously audited financial statements.

The Company reports primarily in UK GAAP as it is incorporated in the UK and the majority of its operations and assets are based in the UK. The following financial information has been prepared under the US generally accepted accounting principles, which is the basis on which the financial statements are prepared for this Form 10-K.


                                                             12 Months Ended December 31
                                      ---------- ------------ ------------- ------------- ------------
                                           2000         1999          1998          1997         1996
                                      ---------- ------------ ------------- ------------- ------------

(AMOUNTS IN STERLING THOUSANDS, EXCEPT PER SHARE DATA)  OPERATING STATEMENT DATA
Revenues                                 63,297      58,215         52,616        63,689       73,564
Net (loss)/income                       (6,996)     (4,095)       (24,437)       (2,882)        7,871
Operating (loss)/profit                 (2,329)     (1,821)       (28,234)       (5,065)       11,799
from continuing operations
(Loss)/earnings per share -      (pound)(0.024)(pound)(0.014) (pound)(0.142)(pound)(0.026) (pound)0.073 basic (A)


                                                             As at December 31

                                      ---------- ----------- -------------- ------------- ------------
                                           2000        1999           1998          1997         1996
                                      ----------------------------------------------------------------

(AMOUNTS IN STERLING THOUSANDS) BALANCE SHEET
Total Assets                             92,991      98,635        110,137       112,461      108,924
Long-term debt                           34,472      31,023         54,688        33,691       42,654
Shareholders' equity                      2,723       9,216         13,311        17,362       14,586

(A)  Based upon an average of 291,206,073 (1999: 291,010,294; 1998: 172,199,772;
     1997: 112,935,450;  1996: 108,492,218) Ordinary Shares outstanding.

(B)  Significant changes from 1996 to 1997 are explained in Item 1

(C)  See Item 7 for information relating to exchange rates.


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

RESULTS OF OPERATIONS

12 months ended December 31, 2000 compared with the 12 months ended December 31, 1999.

Revenues in the twelve months ended December 31, 2000 were (pound)63.3 million, an increase of 9% on revenues of (pound)58.2 million for the twelve months ended December 31, 1999. The recovery in the volume and value of orders placed following the refinancing in September 1998 was maintained in the first three quarters of 2000 and was behind the 11% growth in revenues in the first three quarters of the year. However the decline in orders in the final quarter led to a fall off in revenues in the final quarter.

Cost of sales in the twelve months ended December 31, 2000 were (pound)54.4 million, an increase of 6% on cost of sales of (pound)51.5 million for the twelve months ended December 31, 1999. Increases in the US were in line with the growth in revenues. However, in the UK cost increases were higher than those reflecting revenue growth alone. Partly this was due to a change in the mix of business which required higher animal and sub contract costs. However the main increase was in labour costs reflecting actions taken to adjust salaries to allow retention and recruitment of key employees. This program started in 1999 and continued through 2000.

Selling and administrative expenses rose by 11% to (pound)10.0 million for the twelve months ended December 31, 2000 from (pound)9.0 million in the twelve months ended December 31, 1999. This growth was due to a build-up of the Company's sales force during the year and a higher proportion of commission based orders.

Other operating expenses in the twelve months ended December 31, 2000 comprised a write off of costs incurred in the refinancing of the Company's bank debt of (pound)22.6 million. The costs have been written off rather than carried forward and amortised over the period of the new loan agreement. The reason for this is that the costs were incurred on elements of the refinancing which did not proceed or on facility extensions prior to the year end. Other operating income in the twelve months ended December 31, 1999 comprised a profit of (pound)1.8 million on the sale of the Wilmslow Research Centre, offset by a loss of (pound)1.3 million to write off assets that are not Year 2000 compliant.

Net interest expense rose by 21% to (pound)4.7 million for the twelve months ended December 31, 2000 from (pound)3.9 million in the twelve months ended December 31, 1999. (pound)0.4 million of this increase was due to facility renewal fees, the balance due to lower cash balances and higher interest rates following the extension of the Company's loan facility after August 2000.

The unrealised loss on exchange of (pound)1.7 million arose on net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) with the weakening of sterling against the dollar. In the twelve months to December 31, 1999 sterling also weakened against the dollar resulting in a loss on exchange of (pound)0.7 million.

Taxation relief on losses for the twelve months ended December 31, 2000 was (pound)1.8 million representing relief at 20% compared to (pound)2.3 million representing relief at 36% for the twelve months ended December 31, 1999. A reconciliation between the UK Corporation tax rate and the effective rate of income tax relief on losses before income taxes for the twelve months ended December 31, 2000 and December 31, 1999 is shown below:

                                                % of Income before Income Taxes
                                                      2000            1999
                                                         %               %
UK statutory rate                                       30              30
Effect of non taxation of profit on sale of fixed
assets, goodwill & exceptional bad debt recovery         -               6
Exchange loss not taxable                              (4)             (5)
Effect of reduction in UK tax rate on deferred tax       -               5
Prior year adjustments                                 (6)               -
                                                   --------      ----------
Effective tax rate                                      20              36
                                                   --------      ----------

The overall net loss for the twelve months ended December 31, 2000 was (pound)7.0 million compared to a loss of (pound)4.1 million in the twelve months ended December 31, 1999. The loss per share for the twelve months ended December 31, 2000 was (pound)0.024 compared to a loss per share of (pound)0.014 for the twelve months ended December 31, 1999 on shares in issue of 291,206,073 (1999, 291,010,294).

12 months ended December 31, 1999 compared with the 12 months ended December 31, 1998

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

Other operating income in the twelve months ended December 31, 1999 comprised a profit of (pound)1.8 million on the sale of the Wilmslow Research Centre, offset by a loss of (pound)1.3 million to write off assets that are not Year 2000 compliant. In the twelve months ended December 31, 1998 other operating expenses were (pound)14.9 million. These arose from:

(i) Closure of the Company's UK site at Wilmslow and write down of related assets. Redundancy and related costs amounted to (pound)0.4 million and asset write down (pound)2.9 million.
(ii) The December 1998 cost reduction program designed to rationalise capabilities in the UK. The cost of this program was (pound)3.4 million including asset write offs of (pound)0.5 million.
(iii) The write off of the unamortised balance of the goodwill arising on the acquisition of businesses in 1995 of (pound)7.3 million. Following the decline in revenues and the successful integration of the businesses, this no longer has any intrinsic value.
(iv) A review of asset values in the UK resulting in accelerated depreciation of (pound)0.9 million.

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

LIQUIDITY & CAPITAL RESOURCES

During the twelve months ended December 31, 2000 funds absorbed were (pound)3.1 million, reducing cash in hand and on short term deposit from (pound)5.3 million at December 31, 1999 to (pound)2.2 million at December 31, 2000. The funds were utilised as follows:-

                                              2000            1999
                                         (pound)m        (pound)m
Operating loss (1)                            (1.1)          (2.3)
Depreciation                                   6.0            5.9
Cost reduction program                          -            (2.1)
Working capital movements                     (1.6)          (1.6)
Refinancing costs                             (1.2)            -
Interest                                      (4.4)          (3.8)
Proceeds from sale of Wilmslow                  -             4.2
Capital expenditure                           (1.9)          (3.0)
Loan receipts/(payments)                       1.1           (6.1)
                                           ------------   -----------
                                              (3.1)           8.8
                                           ------------   -----------

(1) Before other operating expense of (pound)(1.2) million in 2000 and other operating income of (pound)0.5 million in 1999

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

On September 1, 1999 the sale of the Wilmslow Research Centre was completed. Part of the proceeds from this site ((pound)1.9 million) were used to repay bank debt and the facility was reduced accordingly. On September 1, 2000 the remaining facility of (pound)22,586,000 was renewed through a series of extensions, up until January 19, 2001. The debt was refinanced on January 20, 2001 by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party, and the two other banks who were part of the original loan syndicate. It is now repayable on June 30, 2006.

Interest was payable in quarterly breaks at "LIBOR" plus 1.75% per annum in respect of drawings up to (pound)19,500,000 and "LIBOR" plus 2% in respect of drawings over (pound)19,500,000 up until August 31, 2000. From that date interest was payable at "LIBOR" plus 3% per annum. The interest rate payable at December 31, 2000 was 8.95%. Following the refinancing on January 20, 2001 interest is again payable in quarterly breaks at "LIBOR" plus 1.75% in respect of drawings up to (pound)19,500,000 and "LIBOR" plus 2% in respect of drawings over (pound)19,500,000.

In addition a (pound)2,000,000 loan facility was made available to the Company on September 25, 2000 by a director, Mr Baker. (pound)1,000,000 of this was drawn down immediately. The loan is repayable on demand, although it is subordinate to the bank loan, it is unsecured and interest is payable quarterly at 10%.

The remainder of Huntingdon's long term financing is provided by Convertible Capital Bonds repayable in 2006. These Bonds, totalling $50 million, were issued in 1991 and remain outstanding as at December 31, 2000. They carry interest at 7.5% per annum, payable at six-monthly breaks in March and September. The conversion rate, which is based upon a fixed rate of exchange of (pound)1.00=US $1.6825 is 242.3 pence per Ordinary Share and is subject to adjustment in certain circumstances.

The balance of the consideration payable for the purchase of the Wilmslow Research Centre (acquired in 1997) which remained outstanding as at December 31, 1998 ((pound)3.3 million) was repaid during 1999.

EXCHANGE RATE FLUCTUATIONS AND EXCHANGE CONTROLS

In the twelve months to December 31, 2000 following the weakening of sterling against the US dollar, net liabilities denominated in US dollars (primarily the Convertible Capital Bonds of $50 million) have increased in value on consolidation to sterling. This does not affect the cash flow of Huntingdon but has increased the reported loss before tax, accounting largely for the unrealised loss on exchange of (pound)1.7 million reported in these results. This compares with an exchange loss in the twelve months to December 31, 1999 of (pound)0.7 million.

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

Huntingdon operates on a world-wide basis and generally invoices its clients in the currency of the country in which it operates. Thus, for the most part, exposure to exchange rate fluctuations is limited as sales are denominated in the same currency as costs. Trading exposures to currency fluctuations do occur as a result of certain sales contracts, performed in the UK for US clients, which are denominated in US dollars and contribute approximately 17% of total revenues, and exchange rate fluctuations have an impact on the relative price competitiveness of Huntingdon vis a vis competitors who trade in currencies other than sterling or dollars.

Exchange rates for translating sterling into US dollars were as follows:

        YEAR ENDED                  AT DECEMBER 31           AVERAGE RATE (1)
        DECEMBER 31
--------------------------    -----------------------    ---------------------
           1996                          1.71                      1.57
           1997                          1.64                      1.64
           1998                          1.66                      1.66
           1999                          1.61                      1.62
           2000                          1.49                      1.52

(1) Based on the average of the exchange rates on the last day of each month during the period.



On March 2, 2001 the noon buying rate for sterling was $1.4675   =(pound)1.00

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognise all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAB Statement No. 133", this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The adoption of this statement will not have a material impact on the Company's financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of the Company. The Company is exposed to market risk in the areas of interest rates and foreign currency exchange rates.

INTEREST RATES

The Company's exposure to market risk for changes in interest rates relates primarily to the Company's debt obligations. The Company has a cash flow exposure on its bank loans due to its variable LIBOR pricing. In the 12 months ended December 31, 2000 a 1% change in LIBOR would have resulted in a fluctuation in interest expense of approximately (pound)230,000.

FOREIGN EXCHANGE RISK

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Exchange Rate Fluctuations and Exchange Controls.

For disclosure of other risks see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                               Page

Report of Deloitte & Touche - Independent Auditors                        20

Report of Arthur Andersen - Independent Auditors                          21

Consolidated Balance Sheets - December 31, 2000 and 1999                  22

Consolidated Statements of Operations
   - Years ended December 31, 2000, 1999 and 1998                         23

Consolidated Statements of Changes in Stockholders' Equity -
Years ended December 31, 2000, 1999 and 1998                              24

Consolidated Statements of Cash Flows
   - Years ended December 31, 2000, 1999 and 1998                         25

Notes to Consolidated Financial Statements                                26

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Huntingdon Life Sciences Group plc, Huntingdon, Cambridgeshire, England

We have audited the accompanying consolidated balance sheet of Huntingdon Life Sciences Group plc and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United Kingdom and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Huntingdon Life
Sciences Group plc at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.



Deloitte & Touche

Chartered Accountants
London
England

March 30, 2001

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

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Huntingdon Life Sciences Group plc and subsidiaries as of December 31, 1998 (not separately presented herein) and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 (not separately presented herein) in conformity with generally accepted accounting principles.



Arthur Andersen

Chartered Accountants
Cambridge
England

April 30, 1999


Huntingdon Life Sciences Group plc and subsidiaries
Consolidated Balance Sheets

                                                                           December 31,
                                                                         2000          1999
                                                                  (pound)'000   (pound)'000
                              ASSETS
Current assets:
Cash and cash equivalents                                               2,199         5,258
Accounts receivable net of allowance for uncollectible
amounts of (pound)57,000 (1999(pound)115,000)                          11,015         9,595
Unbilled receivables                                                    5,935         5,689
Inventories                                                               907           803
Prepaid expenses and other                                              1,340         1,233
Deferred  income taxes                                                    330           825
                                                                    ----------    ----------
Total current assets                                                   21,726        23,403
                                                                    ----------    ----------

Property and equipment; net                                            65,377        68,969
                                                                    ----------    ----------

Investments                                                               154            79
Unamortised costs of raising long term debt                               584           692
Deferred income taxes                                                   5,150         5,492
                                                                    ----------    ----------
Total assets                                                           92,991        98,635
                                                                    ----------    ----------

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                        3,977         3,982
Accrued payroll and other benefits                                        927           760
Accrued expenses and other liabilities                                  4,557         4,593
Fees invoiced in advance                                               10,859         9,317
Short term debt                                                        23,640        22,656
                                                                    ----------    ----------
Total current liabilities                                              43,960        41,308
                                                                    ----------    ----------
Long term debt                                                         33,612        31,023
                                                                    ----------    ----------
Other long term liabilities                                             1,216         2,977
                                                                    ----------    ----------
                                                                    ----------    ----------
Deferred income taxes                                                  11,480        14,111
                                                                    ----------    ----------
Shareholders' Equity: 5p Ordinary Shares;
Authorised-at December 31, 2000 400,000,000 (1999, 400,000,000);
Issued and outstanding-at December 31, 2000 291,184,962 (1999,         14,609        14,550
291,010,294)
Paid in capital                                                        25,782        25,100
Retained deficit                                                     (37,668)      (30,434)
                                                                    ----------    ----------
Total shareholders' equity                                              2,723         9,216
                                                                    ----------    ----------
Total liabilities and shareholders' equity                             92,991        98,635
                                                                    ----------    ----------

The accompanying notes are an integral part of these consolidated financial statements.


Huntingdon Life Sciences Group plc and subsidiaries
Consolidated Statements of Operations

                                                   Year Ended December 31,
                                                2000          1999            1998
                                         (pound)'000   (pound)'000     (pound)'000
Revenues                                      63,297        58,215          52,616
Cost of sales                               (54,439)      (51,517)        (56,739)
                                           ----------    ----------      ----------
Gross profit/(loss)                            8,858         6,698         (4,123)
Selling and administrative expenses          (9,987)       (9,026)         (9,200)
Other operating (expense)/income             (1,200)           507        (14,911)
                                           ----------    ----------      ----------
Operating loss                               (2,329)       (1,821)        (28,234)
Interest income                                  122           353             375
Interest expense                             (4,870)       (4,283)         (5,882)
Other (expense)/income                       (1,713)         (687)             321
                                           ----------    ----------      ----------
Loss before income taxes                     (8,790)       (6,438)       (33,420 )
Income taxes                                   1,794         2,343           8,983
                                           ----------    ----------      ----------
Net loss                                     (6,996)       (4,095)       (24,437 )
                                           ----------    ----------      ----------

Loss per share
 -basic                                  (pound)(0.024)  (pound)(0.014)  (pound)(0.142)
 -diluted                                (pound)(0.024)  (pound)(0.014)  (pound)(0.142)
                                               (000)         (000)           (000)
Weighted average shares outstanding
 -basic                                      291,206       291,010         172,200
 -diluted                                    291,206       291,010         172,200


The accompanying notes are an integral part of these consolidated financial statements.


Huntingdon Life Sciences Group plc and subsidiaries
Consolidated Statement of Changes in Shareholders' Equity
                                      Ordinary     Paid in     Retained
                                       Shares      Capital     Earnings
                                                                             Total
                                     (pound)'000 (pound)'000 (pound)'000 (pound)'000
Balance, December 31, 1997                 5,700     13,672     (2,010)      17,362
Net loss for year                              -          -    (24,437)    (24,437)
Issue of Shares                            8,850     11,536           -      20,386
Transfers                                      -      (108)         108           -
                                      -----------  ---------   ---------   ---------
Balance, December 31, 1998                14,550     25,100    (26,339)      13,311
Net loss for year                              -          -     (4,095)     (4,095)
                                      -----------  ---------   ---------   ---------
Balance, December 31, 1999                14,550     25,100    (30,434)       9,216
Issue of Shares                               59          -           -          59
Transfers                                      -        682       (682)           -
Net loss for year                              -          -     (6,996)     (6,996)
Cumulative translation adjustment              -          -         444         444
                                      -----------  ---------   ---------   ---------
Balance, December 31, 2000                14,609     25,782    (37,668)       2,723
                                      -----------  ---------   ---------   ---------

The accompanying notes are an integral part of these consolidated financial statements.


Huntingdon Life Sciences Group plc and subsidiaries
Consolidated Statements of Cash Flows

                                                              Year Ended December 31,
                                                           2000        1999       1998
                                                    (pound)'000 (pound)'000 (pound)'000

Cash flows from operating activities:
Net loss                                                (6,996)     (4,095)    (24,437)
Adjustments to reconcile net loss to
net cash provided by operating activities
Depreciation and amortisation                             5,995       5,979      17,991
Deferred income taxes                                   (1,794)     (2,324)     (8,444)
Provision for losses on accounts receivable                (58)           4          36
Loss/(profit) on sale of property, plant and equipment        2     (1,757)           -
Asset write down                                             75       1,250           -
Changes in operating assets and liabilities:
Accounts receivable, unbilled receivables and prepaid   (1,715)     (3,045)       2,186
expenses
Inventories                                               (104)         334         135
Accounts payable, accrued expenses and other
liabilities and
accrued payroll and other benefits                          126       (444)       (837)
Fees invoiced in advance                                  1,542         977         493
Other liabilities                                       (1,761)     (1,743)       3,264
                                                       ---------   ----------  ----------
Net cash used in operating activities                   (4,838)     (4,864)     (9,613)
                                                       ---------   ----------  ----------
Cash flows from investing activities:
Purchase of property, plant and equipment               (1,905)     (3,024)     (2,419)
Proceeds from sale of property, plant and equipment           -       4,214           5
                                                       ---------   ----------  ----------
Net cash (used in)/ provided by investing activities    (1,905)       1,190     (2,414)
                                                       ---------   ----------  ----------
Cash flows from financing activities:
Proceeds from issue of ordinary shares                       59           -      20,386
Proceeds from long term borrowings                          140           -       5,205
Repayments of long term borrowings                            -       (136)       (551)
Proceeds from short term borrowings                         984           -         747
Repayment of short term borrowings                            -     (5,960)           -
Amortisation of loan costs                                  108         108         133
                                                       ---------   ----------  ----------
Net cash provided by/(used in) financing activities       1,291     (5,988)      25,920
                                                       ---------   ----------  ----------
Effect of exchange rate changes on cash and cash          2,393         840       (256)
equivalents
                                                       ---------   ----------  ----------
(Decrease)/increase in cash and cash equivalents        (3,059)     (8,822)      13,637
Cash and cash equivalents at beginning of year            5,258      14,080         443
                                                       ---------   ----------  ----------
Cash and cash equivalents at end of year                  2,199       5,258      14,080
                                                       ---------   ----------  ----------

Supplementary disclosures:
Interest paid                                           (4,550)     (4,173)     (5,717)
Income taxes received/( paid)                                 -          28         974


The accompanying notes are an integral part of these consolidated financial statements.

Huntingdon Life Sciences Group plc and subsidiaries
Notes to Consolidated Financial Statements December 31, 2000, 1999 and 1998

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

2.      Basis of Financial Statements

These financial statements are not the Company's primary financial statements and do not constitute statutory accounts within the meaning of Section 227 of the Companies Act 1985 of Great Britain. Such statutory accounts for the years ended December 31, 1998 and 1999 have been and for the year ended December 31, 2000 will be delivered to the Registrar of Companies for England and Wales. The auditors have issued unqualified audit reports on these accounts.

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

3.      Summary of Significant Accounting Policies

A summary of the principal accounting policies, all of which have been applied consistently throughout the year ended December 31, 2000, and the preceding periods presented is set out below:

Basis of consolidation

The consolidated financial statements incorporate the accounts of the Company and each of its subsidiaries for the year ended December 31, 2000 and the preceding periods presented except as described below. The results of subsidiaries acquired or disposed of during any period are included in the Consolidated Statement of Operations from or to, the date on which control passed.

Travers Morgan Group ("TM")

Joint administrators were appointed to TM, on December 15, 1994. Upon granting of the administration order, control of the realisation of the assets and settlement of liabilities passed from the Company to the Administrator. Accordingly , the residual assets and liabilities of TM have not been included in the Consolidated Balance Sheet at December 31, 1998, December 31, 1999 and December 31, 2000. In addition, as full provision was made for the losses of TM at September 30, 1994, the results of TM have not been included in the Consolidated Statements of Operations for the 12 months ended December 31, 1998, December 31, 1999 and December 31, 2000.

Going concern

As a result of the refinancing of the Company's bank debt on January 20, 2001 bank loans totalling (pound)22,586,000 currently shown in current liabilities are now repayable in June 2006.

As part of the refinancing additional working capital was made available to the Company to meet its immediate trading requirements. This, together with other financing options still available to the Group are expected to provide adequate finance for the foreseeable future.

In the light of the above the directors have formed a judgement that it is appropriate to adopt the going concern basis in preparing the accounts.


Summary of Significant Accounting Policies (continued)

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

Financial instruments

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and long term and short term debt are not materially different from their carrying amounts as reported at December 31, 2000 and 1999 except for the Convertible Capital Bonds (see note 6).

Inventories

Inventories are valued at the lower of cost, on a FIFO basis, or net realisable value. They comprise materials and supplies.

Impairment of Long-Lived Assets

Assessments of the recoverability of long-lived assets are conducted when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based upon the ability to recover the asset from the expected future undiscounted cash flows of related operations.

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

All goodwill has been completely amortised at December 31, 2000 and December 31, 1999.

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

Summary of Significant Accounting Policies (continued)

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

Summary of Significant Accounting Policies (continued)

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

Segment Analysis

The Company's operations have been aggregated into a single reportable segment, contract research, which operates in two geographical areas, the UK and the US. The Company's operating locations have similar economic characteristics, production processes and types of customers and provide similar services.

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

New accounting standards

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognise all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FAB Statement No. 133", this statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although early adoption is encouraged. The adoption of this statement will not have a material impact on the Company's consolidated financial statements.

4.  Property and Equipment

Property and equipment at December 31, 2000 and 1999 consists of the following:

                                                  2000                1999
                                           (pound)'000         (pound)'000
Property and equipment at cost:
Freehold property                               63,828              63,228
Plant equipment and vehicles                    59,116              55,810
Assets in the course of construction               730               2,032
                                        ---------------      --------------
                                               123,674             121,070
                                        ---------------      --------------
Less: Accumulated depreciation and              58,297              52,101
amortisation
                                        ---------------      --------------
Property and equipment, net                     65,377              68,969
                                        ---------------      --------------


Depreciation   and   amortisation    expenses    aggregated   (pound)5,995,000,
(pound)5,979,000 and (pound)10,649,000 for 2000, 1999 and 1998 respectively.

The net book value of assets held under capital leases and included above under plant, equipment and vehicles is as follows:

                                            Cost    Depreciation    Net book
                                                                    Value
                                        (pound)'000  (pound)'000    (pound)'000
At December 31, 1999                        314         82            232
At December 31, 2000                        324         80            244

5. Taxes on Income

The components of loss before taxes and the related benefit for tax relief on losses for 2000, 1999 and 1998 are as follows:

Profit/(loss) before taxes                 2000          1999            1998
                                      (pound)'000   (pound)'000     (pound)'000
United Kingdom                            (9,302)       (6,019)        (30,000)
United States                                 512         (419)         (3,420)
                                        ----------    ----------    ------------
                                          (8,790)       (6,438)        (33,420)
                                        ----------    ----------    ------------

Benefit for income taxes                     2000          1999            1998
                                      (pound)'000   (pound)'000     (pound)'000
UK tax calculated at 30% (1999:30%,
1998:  31%)                                     -            28             539
Deferred taxation                           1,794         2,315           8,444
                                        ----------    ----------    ------------
                                            1,794         2,343           8,983
                                        ----------    ----------    ------------

The differences between the benefit for income taxes and income taxes computed using the UK corporation tax rate for 2000, 1999 and 1998 are as follows:

                                               % of Income before Income Taxes
                                                  2000        1999        1998
                                                     %           %           %
UK statutory rate                                   30          30          31
Effect of non taxation of profit on
sale of fixed assets, goodwill &
exceptional bad debt recovery                        -           6         (7)
Increase in taxes arising from effect
of foreign earnings                                  -           -           1
Exchange loss not taxable                          (4)         (5)           -
Effect of reduction in UK tax rate on
  deferred tax                                       -           5           -
Prior year adjustments                             (6)           -           2
                                             ----------    --------   ---------
Effective tax rate                                  20          36          27
                                             ----------    --------   ---------

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                   2000                  1999
                                            (pound)'000           (pound)'000
Current deferred tax assets
Liabilities not currently deductible                330                   825
                                           -------------         -------------
                                                    330                   825
                                           -------------         -------------
Non current deferred tax assets
Net operating losses                              5,150                 5,492
                                           -------------         -------------
                                                  5,150                 5,492
                                           -------------         -------------
Non current deferred tax liabilities
Property and equipment                           16,298                18,915
Net operating losses                            (4,818)               (4,804)
                                           -------------         -------------
                                                 11,480                14,111
                                           -------------         -------------

Net operating losses are set off against tax liabilities to the extent that is allowed under UK tax legislation. Of these tax losses (pound)7,209,000 have no expiry date, (pound)414,000 expire in 2011 and (pound)2,345,000 expire in 2012.

The Company has not provided a valuation allowance on deferred tax assets because those amounts are expected to be realised through taxable income from future operations.

No account is taken of the benefits of capital losses incurred in prior years as the Company would be required to make a capital gain before such losses could be utilised.

6.      Short and Long Term Debt

                                                  2000             1999
                                           (pound)'000      (pound)'000
Bank overdrafts and loans - short term:
Bank loans                                      22,586           22,586
Capital leases                                      54               70
Other loans                                      1,000                -
                                         --------------    -------------
                                                23,640           22,656
                                         --------------    -------------

Loans - long term:
Capital leases                                     140                -
Convertible Capital Bonds                       33,472           31,023
                                         --------------    -------------
                                                33,612           31,023
                                         --------------    -------------

The bank loan was repayable on January 19, 2001 and hence is shown in amounts falling due within one year. Interest was payable in quarterly breaks at "LIBOR" plus 1.75% in respect of drawings up to (pound)19,500,000 and LIBOR plus 2% in respect of drawings over (pound)19,500,000 up until August 31, 2000. From September 1, 2000 it was payable at "LIBOR" plus 3%. The interest rate payable at December 31, 2000 was 8.95% .

The bank loans are secured by guarantees from the Company, Huntingdon Life Sciences Ltd., and Huntingdon Life Sciences Inc., together with charges over the assets of those Companies.

6. Short and Long Term Debt (continued)

On January 20, 2001 the bank loans were refinanced by means of a loan from HLSF LLC, a subsidiary company of the Stephens Group Inc., a related party, and the other two banks who were part of the original loan syndicate The debt is now repayable on June 30, 2006 and interest is payable in quarterly breaks at "LIBOR" plus 1.75% in respect of drawings up to (pound)19,500,000 and "LIBOR" plus 2% in respect of drawings over (pound)19,500,000.

A (pound)2,000,000 loan facility was made available to the Company on September 25, 2000 by a director, Mr Baker. (pound)1,000,000 of this was drawn down immediately. The loan is repayable on demand, although it is subordinate to the bank loan, it is unsecured and interest is payable monthly at 10%.

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

Fair value of financial instruments

Cash and cash equivalents are held on short term deposit at commercial rates. Long term loans are offered to the Company at fair rates of interest for similar debt. Accordingly the carrying values approximate to the fair value. The Convertible Capital Bond is however a negotiable instrument and the fair value is the quoted market price. The estimated fair value of the Bonds are as follows:
                                              2000                  1999
                                       (pound)'000           (pound)'000
         Carrying Amount                    33,472                31,023
         Fair value                          8,389                18,769

7.      Other Long Term Liabilities

                                              2000                  1999
                                       (pound)'000           (pound)'000
         Restructuring                           -                    60
         Pension liabilities                   960                 2,403
         Other                                 256                   514
                                      -------------         -------------
                                             1,216                 2,977
                                      -------------         -------------

8.      Stockholders' Equity

Ordinary shares

The authorised share capital of the Company as at December 31, 1997 was (pound)7,000,000, comprising 140,000,000 ordinary shares of 5p each. This was increased in 1998 to (pound)20,000,000 comprising 400,000,000 ordinary shares of 5p each.

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

From September 2000 shares have been issued to satisfy the Company's liability to make contributions to the US defined contribution pension scheme.

Paid in Capital

This is not distributable.

Loss  per share

The computation of loss per share is as follows:

                                     2000           1999          1998
Numerator
Net loss ((pound)'000)             (6,996)       (4,095)       (24,437)
Denominator
Weighted average
Shares outstanding (000)            291,206       291,010       172,200
Loss per share               (pound)(0.024) (pound)(0.014) (pound)(0.142)

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

Under the terms of the plans, the following Options to purchase Ordinary Shares of 5p in the Company have been granted but not relinquished or exercised as at December 31, 2000.



Date of grant                   Number of shares         Option price
                                   outstanding

UNAPPROVED PLAN
December 18, 1995                   112,500                (pound)0.77
November 21, 1996                    50,000                      $1.60
December 1, 1997                    100,000                (pound)0.50
December 31, 1997                   471,670               (pound)0.465
December 31, 1997                   635,000                      $0.77

APPROVED PLAN
February 13, 1995                   155,000                (pound)0.49
December 11, 1995                   455,000                (pound)0.78
December 11, 1995                   105,000                      $1.19
December 18, 1995                    59,000                (pound)0.77
November 21, 1996                   422,500                (pound)0.95
December 31, 1997                   570,000               (pound)0.465

Other share options

At the Extraordinary General Meeting held on September 2, 1998 the Shareholders approved a new option scheme (the rules of which were amended at the Annual General Meeting held on June 3, 1999) and a separate Option Agreement with Mr
Baker:

a. The Huntingdon Life Sciences Group Unapproved Share Option Scheme ("Unapproved Scheme")

(i) 8,000,000 Founder Options had been granted but not relinquished or exercised at December 31, 2000. They are exercisable from the third anniversary of the date of the grant subject to the share price reaching the following pre-determined targets for a period of seven consecutive dealing days at any time after January 1, 1999.

                    Target price per share         Proportion of options
                                                        exercisable
                              25p                           25%
                              50p                           50%
                              75p                           75%
                             100p                          100%


(ii) 2,000,000 options, other than Founder Options, which are generally exercisable between the third and tenth anniversary of the date of grant subject to the attainment of performance related conditions were granted on March 29, 1999 at a Subscription Price of 19.25 pence each and remained outstanding on December 31, 2000.

All options lapse on the tenth anniversary.

b.      Option Agreement

Mr Baker was granted Options over 5,000,000 Ordinary Shares of 5p in the Company, the principal terms of which are the same as those applicable to the Founder Options referred to above.

Huntingdon Life Sciences Group Incentive Option Plan

Details of the Huntingdon Life Sciences Group Incentive Option Plan ("Incentive Plan"), which was adopted on June 3, 1999, were included in the circular to shareholders dated April 30, 1999. As stated therein the Incentive Plan was introduced to run alongside the Scheme described above and is designed to reward short term improvement in financial performance. Options are available for grant to management and senior staff, subject to the achievement of a performance measure and personal performance conditions. Options have been granted to such employees subject to a performance measure designed to reward the recipients for returning the Company to profit after interest and tax and a net cash inflow in respect of any one trading quarter in 2000. It is intended that further grants will be made in respect of each financial year. Options may generally be exercised from the third anniversary of the date of grant. Options lapse on the tenth anniversary.

Date of grant        Number of shares outstanding          Option Price

March 7, 2000                4,250,000                      (pound)0.1625

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


Date of grant          Number of shares outstanding         Option Price

September 9, 1999             6,071,140                      (pound)0.14

The following table sets forth certain information relative to the changes to options outstanding in the periods presented:

                                                                              Option Price
                                                                         ------------------------
                                   Unapproved    Approved   Unapproved    Dollars(pound)Sterling
                                         Plan        Plan      Scheme*    per Share    per Share
Outstanding at January 1, 1998      3,477,070   3,641,700            -   0.77-1.60    0.465-0.95

Granted                                     -           -   13,500,000           -         0.125
Forfeited                         (1,204,950)  (1,057,750)           -   0.77-1.60    0.465-0.95

                                  ------------ -----------  -----------  ----------- ------------
Outstanding at Dec 31, 1998         2,272,120   2,583,850   13,500,000   0.77-1.60    0.125 -0.95

Granted                                     -           -    2,000,000           -            -
Forfeited                           (796,700)   (407,450)    (500,000)   0.77-1.60    0.465 -0.95

                                  ------------ -----------  -----------  ----------- ------------
Outstanding at Dec 31, 1999         1,475,420   2,176,500   15,000,000    0.77-1.60   0.125 -0.95

Granted                                     -           -            -            -            -
Forfeited                           (106,250)   (410,000)            -   0.77-1.60    0.465 -0.95

                                  ------------ -----------  -----------  ----------- ------------
Outstanding at Dec 31, 2000         1,369,170   1,766,500   15,000,000   0.77-1.60    0.125 -0.95
                                  ------------ -----------  -----------  ----------- ------------

*and Option Agreement



                                                                            Option Price
                                                                    -----------------------------
                                     Incentive        Sharesave         Dollars         Sterling
                                          Plan           Scheme       per Share        per Share

Outstanding at January 1, 1998               -                -               -                -

Granted                                      -                -               -                -
Forfeited                                    -                -               -                -

                                  -------------    -------------    ------------    -------------
Outstanding at December 31,                  -                -               -                -
1998
Granted                              2,650,000        7,193,520               -     0.175-0.1925
Forfeited                                    -         (91,282)               -             0.14

                                  -------------    -------------    ------------    -------------
Outstanding at December 31,          2,650,000        7,102,208               -     0.14 -0.1925
1999
Granted                              4,250,000                -               -           0.1625
Forfeited                          (2,650,000)      (1,031,068)               -     0.14 -0.1925

                                  -------------    -------------    ------------    -------------
Outstanding at December 31,          4,250,000        6,071,140               -     0.14 -0.1625
2000
                                  -------------    -------------    ------------    -------------


A summary of the status of the Company's option plans, schemes and agreements for the years ended December 31, 1998, December 31, 1999 and December 31, 2000 and changes during the years then ended is presented in the table and narrative below:

                                                           Years ended
                                December 31, 2000     December 31, 1999  December 31, 1998
                                -----------------     -----------------  -----------------

                               Shares   Wtd          Shares   Wtd          Shares   Wtd
                                (000)   Avg. Ex       (000)   Avg. Ex      (000)    Avg. Ex
                                        Price                 Price                 Price
Outstanding at start of        28,404  (pound)0.21   18,356  (pound)0.26    7,119  (pound)0.60
period
Granted                         4,250  (pound)0.16   11,843  (pound)0.16   13,500  (pound)0.13
Exercised                           -         -           -         -           -           -
Forfeited                           -         -           -         -           -           -
Expired                             -         -           -         -           -           -
Cancelled                     (4,197)      0.25      (1,795)  (pound)0.46  (2,263) (pound)0.53
                              --------  ---------    -------- ---------    --------- -----------
Outstanding at end of          28,457      0.19      28,404   (pound)0.21  18,356  (pound)0.26
period
                              --------  ---------    --------  ---------   --------- -----------
Exercisable at end of year      3,136                 2,420                     -
Weighted average fair
value of options granted            -                (pound)0.08           (pound)0.08


The 28,456,810 options outstanding at December 31, 2000 have an exercise price between (pound)0.125 and (pound)0.95, with a weighted average exercise price of (pound)0.19 and a weighted average remaining contractual life of 5.1 years. 3,135,670 of these options are exercisable. The 4,250,000 options granted in 2000 have an exercise price of (pound)0.1625 and a weighted average remaining contractual life of 9.2 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for the option grants in 1998, and 1999 respectively: risk-free interest rates of 4.94 percent and 5.68 percent; expected dividend yields of
0.00 percent; expected life of 7.0 years for the Unapproved Scheme, 3.0 years for the Sharesave Scheme and 5.0 years for the Incentive Plan; expected volatility of 57.4 percent and 57.0 percent. The options granted in 2000 were subject to performance criteria which mean they will lapse at the end of 2000, accordingly no fair value has been calculated for them.

The Company accounts for share options under APB Opinion No. 25, under which no compensation cost has been recognised. Had compensation cost for stock options awarded under the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been restated as follows:

                                            Year Ended         Year Ended         Year Ended
                                        December 31, 2000   December 31, 1999    December 31,
                                                                                     1998
                                        ------------------- ------------------ -----------------
Net loss:                As Reported         (6,996)             (4,095)           (24,437)
                         Proforma            (7,344)             (4,268)           (23,930)
Basic and Diluted EPS:   As Reported   (pound)(0.24)       (pound)(0.014)     (pound)(0.142)
                         Proforma      (pound)(0.25)       (pound)(0.015)     (pound)(0.139)


As at December 31, 2000, the Company may grant options in respect of 15,211,868 shares in aggregate under the plans and scheme.

9.      Commitments and Contingent Liabilities

Operating leases

Operating lease expenses were as follows
                                                2000       1999      1998
                                         (pound)'000  (pound)'000  (pound)'000
Hire of plant and equipment                      793        172       142
Other operating leases                            46         20       354

The Company has commitments payable under operating leases as follows:

                                                  Plant and
                                                  machinery
                Year ended December 31            (pound)'000

                2001                                      559
                2002                                      222
                2003                                       66
                2004                                        4
                thereafter                                  -
                                                 -------------
                                                          851
                                                 -------------

10.     Pensions

The Company operates the Huntingdon Life Sciences Pension and Life Assurance Scheme a funded pension scheme providing benefits, based on final pensionable salary, for Group employees in the UK. This Scheme was closed to new entrants from April 5, 1997.

On April 6, 1997 the Company established a defined contribution Group Personal Pension Plan for Company employees in the UK. A defined contribution scheme is available for employees in the US. The net pension expense for these plans for the twelve months ended December 31, 2000 were (pound)526,000 (1999, (pound)423,000; 1998, (pound)278,000)

The net pension expense for the twelve months ended December 31, 2000, 1999 and 1998 were as follows:


                                                         2000            1999             1998
                                                  (pound)'000     (pound)'000      (pound)'000

Service cost (excluding employee                        1,036           2,155            3,135
contributions)
Interest cost on projected benefit obligation           3,898           3,687            4,151
Actual return on plan assets                            1,721         (9,465)          (5,432)
Asset gain                                            (6,914)           5,012              729
Amortisation of prior service                              60              60               60
cost
Amortisation of transition                              (158)           (158)            (158)
asset
                                                    ----------      ----------      -----------
Net periodic pension expense                            (357)           1,291            2,485
                                                    ----------      ----------      -----------
The major assumptions used in calculating
the pension expense were:

                                                         2000            1999             1998
Discount rate                                           6.00%           6.25%            6.25%
Rate of increase of future compensation                 3.75%           4.00%            4.75%
Long-term rate of return on plan assets                 7.25%           7.50%            7.50%


The Net Asset at Transition, Prior Service Cost and Net Gain subject to amortisation have been amortised on a straight line basis over periods of 15 years, 10 years and 10 years respectively.

A reconciliation of the projected benefit obligation for the pension plans to the accrued pension expense recorded at December 31, 2000, 1999 and 1998 is as follows:

                                                         2000            1999             1998
                                                  (pound)'000     (pound)'000      (pound)'000

Projected benefit obligation ("PBO")                 (66,276)        (63,135)         (59,747)
Plan assets at market value                            66,999          68,710           59,500
                                                    ----------      ----------      ----------

Plan assets in excess/(less than) of PBO                  723           5,575            (247)

Unrecognised net loss from past experience            (1,160)         (7,357)          (1,081)
Unrecognised prior service cost                            30              90              150
Unrecognised net asset at transition                    (553)           (711)            (869)
Adjustment to recognise minimum liability                   -               -                -
                                                    ----------      ----------      -----------
Accrued pension expense                                 (960)         (2,403)          (2,047)
                                                    ----------      ----------      -----------

Change in plan assets
Fair value of assets at beginning of year              68,710          59,500           55,085
Actual return on plan assets                          (1,721)           9,465            5,432
Employer contributions                                  1,086             935              297
Member contributions                                      474             330              106
Benefit payments                                      (1,550)         (1,520)          (1,420)
                                                    ----------      ----------      -----------
Fair value of assets at end of year                    66,999          68,710           59,500
                                                    ----------      ----------      -----------


Change in benefits obligation
Projected benefit obligation at                        63,135          59,747           59,303
beginning of year
Service cost                                            1,036           2,155            3,135
Interest cost                                           3,898           3,687            4,151
Actuarial losses                                        (717)         (1,264)          (5,528)
Member contributions                                      474             330              106
Benefit payments                                      (1,550)         (1,520)          (1,420)
                                                    ----------      ----------      -----------
Projected benefit obligation at end of                 66,276          63,135           59,747
year
                                                    ----------      ----------      -----------


11.  Geographical analysis

During the 12 months ended December 31, 1998, December 1999 and December 31, 2000 the Company operated from within two geographical markets, the United Kingdom and the United States. The Company has had one continuing activity, Contract Research, throughout this period. All disclosure therefore refers to continuing activities.

Geographical segment information is as follows:

                                                 US             UK           Total
                                        (pound)'000    (pound)'000     (pound)'000

       2000 Revenues                         15,124         48,173          63,297
            Operating                         1,120        (3,449)         (2,329)
            profit/(loss)
            Identifiable assets (A)          10,847         79,207          90,054
            Depreciation & amortisation
                                              1,070          6,024           7,094
            Capital expenditure               1,173            732           1,905
       1999 Revenues                         10,719         47,496          58,215
            Operating loss                    (466)        (1,355)         (1,821)
            Identifiable assets (A)          12,939         79,667          92,606
            Depreciation & amortisation         972          5,007           5,979
            Capital                           1,284          1,740           3,024
            expenditure

       1998 Revenues                          8,019         44,597          52,616
            Operating (loss)                (2,636)       (25,598)        (28,234)
            Identifiable assets (A)          11,325         83,696          95,021
            Depreciation & amortisation         865         17,126          17,991
            Capital                             705          1,714           2,419
            expenditure

(A) Identifiable assets exclude cash and cash equivalents, investments and unamortised costs of raising long term debt as follows.


                                               2000           1999            1998
                                        (pound)'000    (pound)'000     (pound)'000

            Identifiable assets              90,054         92,606          95,021
            Cash and cash equivalents         2,199          5,258          14,080
            Investments                         154             79             154
            Unamortised costs of debt           584            692             882
                                          ----------     ----------      ----------
            Total assets                     92,991         98,635         110,137
                                          ----------     ----------      ----------

                                               2000           1999            1998
                                        (pound)'000    (pound)'000     (pound)'000
Revenues from customers
Europe                                       23,118         23,208          20,843
United States                                25,690         20,445          15,236
Far East                                     14,489         14,562          16,537
                                          ----------     ----------      ----------
                                             63,297         58,215          52,616
                                          ----------     ----------      ----------

12.  Other operating income / (expense)


                                                2000           1999           1998
                                         (pound)'000    (pound)'000    (pound)'000

Restructuring costs                                -              -        (4,682)
Asset write downs                                  -        (1,250)              -
Refinancing costs                            (1,200)              -              -
Goodwill written off                               -              -        (7,342)
Write down of carrying value of Wilmslow           -              -        (2,887)
Profit on sale of Wilmslow                         -          1,757              -
                                          -----------    -----------    -----------
                                               1,200            507       (14,911)
                                          -----------    -----------    -----------


In 2000 costs incurred in the refinancing of the Company's bank debt amounting to (pound)1,200,000 have been written off. The costs have been written off rather than carried forward and amortised over the period of the new loan agreement as the costs were incurred on elements of the refinancing which did not proceed, or on facility extensions prior to the year end.

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

In addition, in December 1998 the Company announced a cost reduction program. The program which was completed in 1999 rationalised service lines and capabilities across the two UK sites and aligned overall staff resources with present revenue levels. It resulted in the loss of 151 positions, 7 in 1998 and 144 in 1999. Associated costs of (pound)3,430,000 were included in restructuring costs in 1998. This comprised severance pay of (pound)2,656,000, fixed asset write off's of (pound)452,000 and stock write downs of (pound)322,000.

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

13.  Allowance for uncollectable accounts

                                Balance             Charged to     Accounts        Balance
                                at                                                 at
                                beginning of        costs and      written         end of
                                period              expenses       off             period
                               (pound)'000         (pound)'000    (pound)'000     (pound)'000
Allowance for uncollectable accounts
deducted from trade debtors
December 31, 1998                  75                42             (6)              111
December 31, 1999                  111               60            (56)              115
December 31, 2000                  115               72            (130)             57


14.       Unaudited Quarterly Financial information

The following is a summary of unaudited quarterly financial information for the 12 months ended December 31, 2000 and December 31, 1999.

Year ended 31 December, 2000                          Quarter Ended
                                    March 31         June 30    September 30    December 31
                                 (pound)'000     (pound)'000     (pound)'000    (pound)'000
Revenues                              15,463          15,950          16,054         15,830
Cost of sales                       (13,009)        (13,576)        (13,498)       (14,356)
                               -------------------------------------------------------------
Gross profit                           2,454           2,374           2,556          1,474
Selling and administrative           (2,367)         (2,294)         (2,475)        (2,851)
expenses
Other operating expenses                   -               -               -        (1,200)
                               -------------------------------------------------------------
Operating profit/(loss)                   87              80              81        (2,577)
Interest income                           51              34              17             20
Interest expense                     (1,084)         (1,119)         (1,216)        (1,451)
Other income/(expense)                 (181)         (1,399)           (576)            443
                               -------------------------------------------------------------
Loss before taxes                    (1,127)         (2,404)         (1,694)        (3,565)
Taxes                                    136             178           (145)          1,625
                               -------------------------------------------------------------
Net loss                               (991)         (2,226)         (1,839)        (1,940)
                               -------------------------------------------------------------
Loss per share                (pound)(0.003)   (pound)(0.008)  (pound)(0.006)  (pound)(0.007)

                                                           Quarter Ended
Year ended 31 December, 1999      March 31       June 30      September 30     December 31
                                  (pound)'000    (pound)'000     (pound)'000     (pound)'000

Revenues                               13,383         14,283          15,035          15,514
Cost of sales                        (12,471)       (12,858)        (13,115)        (13,073)
                                -------------------------------------------------------------
Gross profit                              912          1,425           1,920           2,441
Selling and administrative            (2,465)        (2,229)         (2,099)         (2,233)
costs
Other operating income                      -              -             522            (15)
                                -------------------------------------------------------------
Operating (loss)/profit               (1,553)          (804)             343             193
Interest income                           155             83              62              53
Interest expense                      (1,099)        (1,087)         (1,070)         (1,027)
Other income/(expense)                  (600)          (468)             833           (452)
                                -------------------------------------------------------------
Income/(loss) before taxes            (3,097)        (2,276)             168         (1,233)
Taxes                                   1,171            586             713           (127)
                                -------------------------------------------------------------
Net (loss)/income                     (1,926)        (1,690)             881         (1,360)
                                -------------------------------------------------------------

(Loss)/earning per share       (pound)(0.007)    (pound)(0.006)  (pound)0.003  (pound)(0.004)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a report on Form 8-K/A on September 7, 1999, amending its Form 8-K filed on July 14, 1999, announcing the resignation of Arthur Andersen as auditors and the engagement of Deloitte & Touche.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth certain information with respect to the current directors and executive officers of the Company:

Name                  Age   Office Held                              Appointed

Andrew H Baker        52    Director                                    1998
                            Chairman of the Board                       1998
Brian Cass            53    Director                                    1998
                            Managing Director/Chief Operating Officer   1998
Gabor Balthazar       59    Director                                    2000
Frank W Bonner        48    Director                                    1998
                            Director of Science and Technology          1998
John Caldwell         54    Director                                    1997
Kirby L Cramer        63    Director                                    1999
Julian T Griffiths    48    Director                                    1999
                            Finance Director                            1999
                            Secretary                                   2000

(a)     Identification of Directors

Andrew Baker was appointed to the Board as Executive Chairman in September 1998. He is a chartered accountant and has operating experience in companies involved in the delivery of healthcare ancillary services. He spent 18 years until 1992 with Corning Incorporated ("Corning") and held the posts of President and CEO of MetPath Inc., Corning's clinical laboratory subsidiary, from 1985 to 1989. He became President of Corning Laboratory Services Inc. in 1989, which at the time controlled MetPath Inc. (now trading as part of Quest Diagnostics Inc.), and Hazleton Corporation, G.H.Besselaar Associates and SciCor Inc., all three now trading as part of Covance Inc. Since leaving Corning in 1992, Andrew Baker has focused on investing in and developing companies in the healthcare sector including Unilab Corporation, a clinical laboratory services provider in California, and Medical Diagnostics Management, which is a US based provider of radiology and clinical laboratory services to health care payers. In 1997, he formed FHP, an investment partnership which acts as general partner for healthcare startup and development companies. FHP's largest investment was the purchase in 1998 of Unilabs Group (UK) Limited, which is a UK clinical laboratory company, based in London.

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

Gabor   Balthazar  was  appointed  to  the  Board  as  the  Senior   Independent
Non-Executive Director in March 2000. He has been active in international marketing and management consulting for almost 30 years. He was a founding Board member of Unilab Corporation, serving as President from 1989 to 1992, and continuing to sit on Unilab's Board until November 1999. From 1985 to 1997 Gabor Balthazar served as a consultant to Frankfurt Consult, the merger/acquisition subsidiary of BHF-Bank, Frankfurt, Germany and to Unilabs Holdings SA, a Swiss clinical laboratory testing holding company, from 1987 to 1992. Mr Balthazar also serves as a director of Decora Industries, Inc. He is a graduate of the Columbia Law School in New York City.

Frank Bonner, BSc., PhD., was appointed to the Board as Director of Science & Technology in September 1998. He studied Biochemistry and Toxicology at the University of Surrey, Guildford (1973-1979). After post-doctoral research in the Institute of Industrial and Environmental Health, he joined Sterling Winthrop to establish a Drug Safety department. Following the acquisition of Sterling by Sanofi, he was appointed Scientific and Administrative Director of the UK Research Centre in Northumberland, a position he held until joining Huntingdon in 1997. He is past Chairman of the British Toxicology Society and serves on the Research and Development Committee of the Association of the British Pharmaceutical Industry.

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

Kirby L Cramer was appointed to the Board as an Executive Director in September 1999. He served as Chief Executive Officer of Hazleton Laboratories Corporation from 1968 and led it to become the world's largest provider of pre-clinical testing services when it was sold to Corning Inc in 1987. Following the acquisition he served as Chairman of the Board of Directors of Hazleton from 1987 through 1991. The Hazleton laboratories now form the pre-clinical segment of Covance. Mr Cramer also currently serves as a director of D J Orthopedics, Immunex Corp., SonoSite Inc., Array BioPharma, Commerce Bancorporation, Landec Corporation and Northwestern Trust Company. Previously Mr Cramer was a director of ATL Ultrasound Inc., Unilab Corporation, Pharmaceutical Product Development Inc., and Kirschner Medical.

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

ITEM 11.  EXECUTIVE COMPENSATION

In the 12 months  ended  December  31, 2000 the  aggregate  compensation  of the
executive   directors   and   officers  as  a  group,   paid  or  accrued,   was
(pound)940,930.

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

Dr Bonner, Mr Cramer and Mr Griffiths each have service contracts providing for a minimum notice of termination by the Company of twelve months.

Professor Caldwell, and Mr Balthazar each have service contracts providing for a minimum notice of termination by the Company of three months.

Mr B Cass and Dr F Bonner retire at the Annual General Meeting, but will offer themselves for re-election.

The Company operates a discretionary bonus plan for executive directors and key managers of Huntingdon based upon improvements to operating income and achievement of pre-defined targets. Bonus awards to directors and officers are administered by the Remuneration Committee. The Committee believes that the discretionary bonus payments to Mr Baker, Mr Cass and Mr Griffiths in 1999 and to Mr Rice, Prof. Caldwell and Mr Baker in 1998 reflect their respective contribution to the development of Huntingdon . No bonus awards were made in respect of 2000.

The following table shows the remuneration of Directors in the 12 Months ended December 31, 2000, December 31, 1999, and December 31, 1998;

Name of Director             1998       1999  Salary/Fee       Pension  Other         Other       2000
                        12 Months  12 Months             Contributions  payments   Benefits  12 Months
                        ---------  ---------             -------------  ---------  --------  ---------
                          (pound)    (pound)    (pound)        (pound)    (pound)   (pound)    (pound)

Mr A H Baker              129,231    249,500    200,000         66,000         -         -    266,000
Mr G Balthazar (i)              -          -     13,500              -         -         -     13,500
Dr F W Bonner              42,466    168,368    147,000          7,204         -     6,245    160,449
Prof. J Caldwell           29,000     22,000     20,000              -         -         -     20,000
Mr B Cass                  73,467    290,967    200,000         66,000         -    40,900    306,900
Mr C F Cliffe             479,900          -          -              -         -         -          -
Mr K L Cramer (US $)            -     60,000     60,000              -         -         -     60,000
Mr R Devlin                     -      6,500          -              -         -         -          -
Mr J Dowling                    -      6,360     20,000              -         -         -     20,000
Mr J T Griffiths                -    125,970     84,000         16,800         -    13,807    114,607
Dr C M Macdonald          116,000     10,695          -              -         -         -
Mr R A Pinnington          67,416     23,047          -              -         -         -
Mr L O Rice                33,467          -          -              -         -         -
Mr M Sandford              86,700     89,538          -              -         -         -
Mr R E H Slater             7,500          -          -              -         -         -          -


(i)     From appointment

One Director is a member of the Group Personal Pension Plan. The other Directors' pension contributions are privately invested.

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

At the Extraordinary General Meeting held on September 2, 1998 the Shareholders approved a new option scheme (the rules of which were amended at the Annual General Meeting held on June 3, 1999) and a separate Option Agreement with Mr
Baker:

(a) The Huntingdon Life Sciences Group Unapproved Share Option Scheme (the "Unapproved Share Option Scheme")

(i) 8,000,000 Founder Options had been granted but not relinquished or exercised as at December 31, 2000 at an option price of 12.5p per Ordinary Share. The Options may be exercised from the third anniversary of the date of the grant subject to the share price reaching the following pre-determined targets for a period of seven consecutive dealing days at any time after January 1, 1999.

             Target price per share   Proportion of options
                   exercisable
                     25p                        25%
                     50p                        50%
                     75%                        75%
                   100p                        100%

(ii) 2,000,000 options, other than Founder Options, which are generally exercisable between the third and tenth anniversary of the date of grant subject to the attainment of performance related conditions were granted on March 29, 1999 at a subscription price of 19.25 pence each and remained outstanding on December 31, 2000.

All Options lapse on the tenth anniversary of the date of the option grant.

(b)     An Option Agreement

    Andrew Baker was granted Options over 5,000,000 Ordinary Shares of 5p in the Company, the principal terms of which are the same as those applicable to the Founder Options referred to above.

The Huntingdon Life Sciences Group Incentive Option Plan (the "Incentive Option Plan") The Incentive Option Plan was adopted on June 3, 1999. The Plan was introduced to run alongside the Unapproved Share Option Scheme described above and is designed to reward short term improvement in financial performance in the Company's turn around phase. Options are available for grant to management and senior staff, subject to the achievement of a performance measure and personal performance conditions; they may generally be exercised from the third anniversary of the date of grant and they lapse on the tenth anniversary. Options have been granted to such employees subject to a performance measure designed to reward the recipients for returning the Company to profit after interest and tax and a net cash inflow in respect of any one trading quarter in 2000. It is intended that further grants will be made.

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

(i)     The Unapproved Share Option Plan

Date of Grant         Number of shares   Option Price        Expiry Date
                      Outstanding

December 18, 1995     112,500            (pound)0.77        December 17, 2002
November 21, 1996     50,000                   $1.60        November 20, 2003
December 1, 1997      100,000            (pound)0.50        November 30, 2004
December 31, 1997     471,670            (pound)0.465       December 30, 2004
December 31, 1997     635,000                  $0.77        December 30, 2004

(ii)    The Approved Management Share Option Plan

Date of Grant         Number of shares    Option Price       Expiry Date
                      Outstanding

February 13, 1995     155,000             (pound)0.49       February 12, 2005
December 11, 1995     455,000             (pound)0.78       December 10, 2005
December 11, 1995     105,000                   $1.19       December 10, 2005
December 18, 1995     59,000              (pound)0.77       December 17, 2005
November 21, 1996     422,500             (pound)0.95       November 20, 2006
December 31, 1997     570,000             (pound)0.465      December 30, 2007

(iii)   The Unapproved Share Option Scheme and Mr Baker's Option Agreement

Date of Grant          Number of shares    Option Price       Expiry Date
                       Outstanding

September 2, 1998      5,000,000          (pound)0.125      September 1, 2008
December 3, 1998       7,000,000          (pound)0.125      December 2, 2008
December 31, 1998      1,000,000          (pound)0.125      December 30, 2008
March 29, 1999         2,000,000          (pound)0.1925     March 28, 2009

(iv)    Incentive Option Plan

Date of Grant          Number of shares    Option price       Expiry Date
                       Outstanding

March 7,2000            4,250,000          (pound)0.1625     March 6, 2010


(v)     Sharesave Scheme

Date of Grant           Number of shares    Option price      Expiry Date
                        Outstanding

September  9, 1999       6,071,140          (pound)0.14      May 1, 2003

In the period since options to acquire shares have been capable of being exercised to March 2, 2001 options for 3,798,856 shares have been exercised and the shares issued. The total number of options held by Directors and Officers as a group as at March 2, 2001 is 12,873,142.

The following table shows the number of share options held by Directors as at March 2, 2001.

Date of Grant       Number Granted   Exercise Price      Date First             Expiry Date
                                                         Exercisable
A H Baker
September 2, 1998     5,000,000    (pound)0.125          September 2, 2001      September 1,
                                                                                2008

F W Bonner
December 1, 1997      100,000      (pound)0.50           December 1, 1999       November 30,
                                                                                2004
December 31, 1998     500,000      (pound)0.125          December 31, 2001      December 30,
                                                                                2008
March 7, 2000         375,000      (pound)0.1625         March 7, 2003          March 6, 2010

B Cass
December 3, 1998      5,000,000    (pound)0.125          December 3, 2001       December 2, 2008
September 9, 1999     23,142       (pound)0.14           November 21, 2002      April 30, 2003

K Cramer
March 29, 1999        1,000,000    (pound)0.1925         March 29, 2002         March 28, 2009

J T Griffiths
March 29, 1999        500,000      (pound)0.1925         March 29, 2002         March 28, 2009
March 7, 2000         375,000      (pound)0.1625         March 7, 2003          March 6, 2010


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS AT MARCH 2, 2001.

The following table sets forth, as of March 2, 2001, certain information regarding the beneficial ownership of the Ordinary Shares, by (a) each person or entity who is known by the Company to own beneficially 5% or more of its outstanding Ordinary Shares; (b) each Director of the company; and (c) all Directors and Executive Officers as a group.

Name                                    No. of Shares    Percent of Outstanding
                                                           Ordinary Shares
Stephens Group Inc                        45,572,179           15.65%
Quilcap Corp / Quilcap Int'l Corp         29,092,125           10.0%
Oracle Partners LP                        23,333,333           8.01%
Mr A Baker                                10,200,000            3.5%
Mr G Balthazar                                -                  *
Dr F W Bonner                               17,768               *
Mr B Cass                                 1,000,000              *
Prof. J Caldwell                              -                  -
Mr K Cramer                               9,483,167            3.26%
Mr J Griffiths                                -                  -
All Executive Officers and Directors      20,700,935           7.11%
as a group
------------------------------------  ------------------  ---------------------
BNY Nominees Ltd                          83,862,740           28.8%


*       Signifies less than 1%

The shares held by BNY Nominees Ltd. are as Depositary for the Company's ADRs and may duplicate some of the shareholdings reported above.

From time to time US depositary institutions hold shares on behalf of their clients to enable a market to be made in the Company's shares. No holdings of 3% or more have been reported to the Company by those institutions at March 2, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(1) A (pound)2,000,000 loan facility was made available to the Company on September 25, 2000 by a director, Mr Baker. (pound)1,000,000 of this was drawn down immediately. The loan is repayable on demand, although it is subordinate to the bank loan, it is unsecured and interest is payable monthly at 10%.

(2) On January 20, 2001 the Company's bank loans were refinanced by means of a loan from HLSF, LLC a subsidiary company of the Stephens Group Inc., a related party, and the other two banks who were part of the original loan syndicate. The debt is now repayable on June 30, 2006 and interest is payable in quarterly breaks at "LIBOR" plus 1.75% in respect of drawings up to (pound)19,500,000 and "LIBOR" plus 2% in respect of drawings over (pound)19,500,000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)     List of documents filed as part of this report
        ----------------------------------------------

(1)     Index to Financial Statements
                                                                          Page

        Report of Deloitte & Touche - Independent Auditors.............    20
        Report of Arthur Andersen - Independent Auditors...................21
        Consolidated Balance Sheets .......................................22
        Consolidated Statements of Operations .............................23
        Consolidated Statement of Changes in Shareholders' Equity..........24
        Consolidated Statement of Cash Flows...............................25
        Notes to the Consolidated Financial Statements.....................26

(2)     Financial Statement Schedules

        Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)     List of Exhibits

Exhibit No.           Description of Exhibit

1.1. An agreement between the Company and Kleinwort Benson Limited dated August 10, 1998 under which Kleinwort Benson Limited agreed to subscribe or to procure subscribers for those New Shares not taken up by the Company's shareholders under the Open Offer, with letter dated September 1, 1998 confirming certain alterations INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

2.1 An agreement between the Company, the Directors and various investors dated August 10, 1998 under which the investors agreed to subscribe for, collectively, 120,000,000 New Shares INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

3.1 Memorandum and new Articles of Association adopted by the Company on March 22, 2000 INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

4.1. Deposit Agreement dated June 21, 1983, amended and restated as of June 6, 1996, as of May 8, 2000 and as of July 10, 2000 between the Company (formerly Huntingdon International Holdings plc) and The Bank of New York and Holders of American Depositary Receipts. INCORPORATED BY REFERENCE TO REGISTRANT'S POST-EFFECTIVE AMENDMENT NO.1 TO REGISTRATION STATEMENT ON FORM F-6, REGISTRATION NUMBER 333-11922.

4.2                   Specimen  Certificate  for American  Depositary  Shares.
                      INCORPORATED BY REFERENCE TO REGISTRANT'S POST-EFFECTIVE AMENDMENT NO.1 TO REGISTRATION STATEMENT ON FORM F-6, REGISTRATION NUMBER 333-11922.

4.3 Subscription Agreement dated August 1, 1991 among HIH Capital Limited("HCL"), the Company, Chase Manhattan
                      Bank  Luxembourg  S.A.  (the "Custodian"),   J  Henry
                      Schroder   Wagg  &   Co.Limited   and   Others.
                      INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.4 Trust Deed, dated August 12, 1991 among HCL, the Company and The Law Debenture Trust Corporation plc INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.5 Deed Poll, dated August 12, 1991, executed by the Company INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

4.6 Custodian Agreement, dated August 1, 1991 among the Custodian, HCL, and the Company. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON
                      FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991.

10.1 Equipment Mortgage dated April 20, 1998 between Huntingdon Life Sciences Ltd and National Westminster Bank plc INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.2 Security Agreement dated April 30, 1998 between Huntingdon Life Sciences Inc., National Westminster Bank PLC and various other banks INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.3 An agreement dated August 7, 1998 between, inter alia, the Company, Huntingdon Life Sciences Limited, Huntingdon Life Sciences Inc. and National Westminster Bank PLC replacing the facilities agreement dated November, 1995 INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.4 A bridging facility being made available by National Westminster Bank PLC in favour of the Company and
                      Huntingdon   Life   Sciences   Limited INCORPORATED  BY
                      REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.5 An agreement between the Company, Huntingdon Life Sciences Limited, Huntingdon Life Sciences Inc. and various banks replacing the third intercreditor agreement between the parties dated March 17, 1998 INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.6 Third Supplemental Deed dated August 7, 1998 between the Company and National Westminster Bank PLC INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.7 Third Supplemental Deed dated August 7, 1998 between Huntingdon Life Sciences Ltd and National Westminster Bank PLC. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.8 Deed of variation dated August 7, 1998 to the Service Contract dated March 15, 1993 between the Company and Mr C F Cliffe. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR
                      ENDED DECEMBER 31, 1998.

10.9 Service Contract dated August 7, 1998 between Huntingdon Life Sciences Ltd and Mr M Sandford INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.10 Service Contract dated August 7, 1998 between Huntingdon Life Sciences Ltd and Dr C M Macdonald INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.11 Deed of variation dated August 7, 1998 to the Contract dated March 20, 1995 as amended on December 23, 1995 between the Company, Harford Consultancy Services Limited and Mr R Pinnington. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.12 A letter of appointment dated August 7, 1998 between the Company and Professor J Caldwell. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.13                 A Management  Services  Agreement dated August 7, 1998
                      between the Company and  Focused   Healthcare   Partners.
                      INCORPORATED   BY   REFERENCE   TO REGISTRANT'S  ANNUAL
                      REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.14 A Deed of Undertaking between the Company and Andrew Baker INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED
                      DECEMBER 31, 1998.

10.15                 Amendment  dated  January 26, 2000 to  the  Management
                      Services  Agreement dated  August  7,  1999   between the
                      Company and Focused Healthcare Partners. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.16 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr B Cass INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.17 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Mr J Griffiths. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.18 Service Contract dated April 29, 1999 between Huntingdon Life Sciences Ltd and Dr F Bonner. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.19 A letter of appointment dated September 7, 1999 between the Company and Mr J L Dowling III. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.20 Service Agreement dated September 17, 1999 between the Company and Mr K Cramer. FILED HEREWITH.

10.21 A letter of appointment dated March 21, 2000 between the Company and Mr G Balthazar. INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.22 A Management Services Agreement dated December 24, 1999 between the Company and Rittle Limited. INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.23 Executive's Undertaking dated December 24, 1999 between the Company and Roger Devlin. INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.24 Option Deed dated September 2, 1998 between the Company and Andrew Baker INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.25 Rules of the Huntingdon Life Sciences Group Unapproved Share Option Scheme as amended on June 3, 1998. INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.26 Rules of the Huntingdon Life Sciences Group Incentive Option Plan INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.27 Rules of the Huntingdon Life Sciences Sharesave Scheme INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.28 The Rules of The HIH Share Option Plan. INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.29 The Rules of The HIH Approved Management Share Option Plan. INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED
                      DECEMBER 31, 1999.

10.30 A Deed of Variation dated August 6, 1998 between Ciba-Geigy plc, Huntingdon Life Sciences Limited and the Company supplemental to an agreement dated March 14, 1997 INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

10.31 Sale Agreement dated June 23, 1999 between the Company and Huntingdon Life Sciences Ltd relating to the sale of Wilmslow Research Centre. INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.32 Sale Agreement dated July 12, 1999 between the Company and J S Bloor (Tamworth) Limited relating to the sale of Wilmslow Research Centre. INCORPORATED BY REFERENCE TO REGISTRANTS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

10.33 Loan Facility Letter, dated September 25, 2000, between the Company and Andrew Baker, FILED HEREWITH.

10.34 Amendment No. 1 to Loan Facility Letter, dated as of February 22, 2001, between the Company and Andrew Baker, FILED HEREWITH.

10.35 Amendment Agreement dated February 19, 2001 relating to a Facilities Agreement dated August 7, 1998 among the Company, Huntingdon Life Sciences Limited (HLSL), Huntingdon Life Sciences Inc. (HLSI), the Banks (as defined therein) and Stephens Group Inc. as Agent, FILED HEREWITH.

10.36 Fifth Intercreditor Agreement, dated February 19, 2001 among Stephens Group Inc. (as Agent), HLSF LLC, Allfirst Bank, Comerica Bank, the Company, HLSL, HLSI, Andrew Baker and Stephens Group Inc. (as Funder). FILED HEREWITH.

21.1                  Subsidiaries  FILED HEREWITH

99.1 Consent Decision and Order dated April 8, 1998 between United States Department of Agriculture and Huntingdon Life Sciences Inc. INCORPORATED BY REFERENCE TO REGISTRANT'S ANNUAL REPORT ON FORM 20-F FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

99.2 Press Release, dated March 22, 2001, announcing fourth quarter and full year 2000 results. FILED HEREWITH.


Reports on Form 8-K

None

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

Date:   March 30, 2001