Form 10-K/A
period 2000-12-31
HUNTINGDON LIFE SCIENCES GROUP PLC
filed 2001-11-08
CIK 718083

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 205494
                            ------------------------
                                   FORM 10-K/A
      (X) AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant at November 6, 2001 was approximately (pound)5,127,828.

Indicate the number of outstanding shares of each of the Registrant's classes of common stock as of the latest practicable date.

Ordinary Shares of 5 pence each as at November 6, 2001     293,510,294

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, and is being filed in order to include information in response to Item 12 in Part II of Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Huntingdon Shares by (a) each person or entity who is known by the Company to own beneficially 5% or more of its outstanding Ordinary Shares as of March 2, 2001; and (b) each Director of Huntingdon and all Directors and Executive Officers as a group, as of November 6, 2001.


                                Number of Huntingdon
                                Shares Beneficially    Percentage of Huntingdon
Name and Address                      Owned               Shares Outstanding

5% BENEFICIAL OWNERS

Stephens Group, Inc.(1)              45,572,179                 15.5%
111 Center Street
Little Rock, AK  72201

Quilcap Corp.(2)                     29,092,195                  9.9%
153 E. 53rd Street
New York, NY  10022

Oracle Partners LP(3)                23,333,333                  7.9%
712 Fifth Avenue
New York, NY  10019

OFFICERS AND DIRECTORS

A. Baker                             15,200,000(4)               5.17%
F. Bonner                               117,768(5)                  *
B. Cass                               6,000,000(6)               2.04%
K. Cramer                             8,817,000                  3.00%
J. Griffiths                                 --                    --
G. Balthazar                                 --                    --
J. Caldwell                                  --                    --

All Officers and Directors
as a Group                           30,134,768                 10.27%



----------------------
*       Less than one percent.

(1) Warren Stephens is the president of Stephens Group, Inc. and may share beneficial ownership of the Huntingdon Shares beneficially owned by Stephens Group, Inc.

(2) Parker Quillen is the president of Quilcap Corp. and may share beneficial ownership of the Huntingdon Shares beneficially owned by Quilcap Corp.

(3) Larry Feinberg is the senior managing member of Oracle Partners LP and may share beneficial ownership of the Huntingdon Shares beneficially owned by Oracle Partners LP.

(4) Includes 5,000,000 Huntingdon Shares that are subject to currently exercisable stock options and excludes 2,000,000 Huntingdon Shares that are subject to stock options that are not currently exercisable.

(5) Includes 100,000 Huntingdon Shares that are subject to currently exercisable stock options and excludes 1,000,000 Huntingdon Shares that are subject to stock options that are not currently exercisable.

(6) Includes 5,000,000 Huntingdon Shares that are subject to stock options that will become exercisable on 3 December 2001 and excludes 2,023,000 Huntingdon Shares that are subject to stock options that are not currently exercisable.

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K/A has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                               HUNTINGDON LIFE SCIENCES GROUP plc
                               (Registrant)

                               By:     /s/ Brian Cass
                               Name:   Brian Cass
                               Title:  Managing Director/Chief Operating Officer
                               Date:   November 8, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment on Form 10-K/A has been signed below by the following person in the capacities and on the dates indicated.

Signature             Title                                 Date

*                     Director, Chairman of the Board       November 8, 2001
A. Baker

*                     Director of Science & Technology      November 8, 2001
F. Bonner

/s/ B. Cass           Director, Chief Operating Officer     November 8, 2001
B. Cass

*                     Director                              November 8, 2001
K. Cramer

*                     Finance Director, Secretary           November 8, 2001
J. Griffiths

*                     Director                              November 8, 2001
G. Balthazar

*                     Director                              November 8, 2001
J. Caldwell


-------------------
* Power of Attorney through Brian Cass